Form 10QSB
period 2002-09-30
LE GOURMET CO INC
filed 2002-11-14
CIK 1171326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ___________ to ______________

 Commission file number __________________________

                      Le Gourmet Co., Inc.
                 -------------------------------
  (Exact name of small business issuer as specified in its charter)

              Nevada                        75-3025152
          ---------------               -----------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)


                           8343 East Earll
                      Scottsdale, Arizona 85251
                   --------------------------------
               (Address of principal executive offices)

                          (602) 628-4915
                        -------------------
                    (Issuer's telephone number)


                -------------------------------------
            (Former name, former address and former fiscal
                 year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 2,500,000 shares issued and outstanding as of September 30, 2002.

Transitional  Small Business Disclosure Format (Check  one):  Yes [ ]
No [ ]




PAGE-1-




                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                   3

  Item 1. Financial Statements.                                  3
  Item 2. Management's Discussion and Analysis or Plan of
          Operation.                                             9
  Item 3. Controls and Procedures                               10

PART II - OTHER INFORMATION                                     11

  Item 1. Legal Proceedings.                                    11
  Item 2. Changes in Securities.                                11
  Item 3. Defaults Upon Senior Securities.                      11
  Item 4. Submission of Matters to a Vote of Security Holders.  12
  Item 5. Other Information.                                    12
  Item 6. Exhibits and Reports on Form 8-K.                     12

SIGNATURES                                                      13





















PAGE-2-




                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*      Balance Sheet as of September 30, 2002.

*      Statements  of  Operations  for  the  Three  Months  Ended
  September  30, 2002 and September 30, 2001, Nine  Months  Ended
  September 30, 2002 and September 30, 2001, and the Period April
  21, 1999 (inception) to September 30, 2002.

*     Statement of Cash Flows for the Nine Months Ended September
  30,  2002 and September 30, 2001 and the Period April 21,  1999
  (inception) to September 30, 2002.

*     Notes to Financial Statements























PAGE-3-




                      Le Gourmet Co., Inc.
                  (a Development Stage Company)
                          Balance Sheet

                                         (unaudited)
                                          September 30,
                                             2002
Assets                                  ---------------


Current assets:
 Cash and equivalents                    $
                                                  15
 Funds held in escrow
                                              25,000
 Inventory
                                                 165
   Total current assets                 ---------------
                                              25,180
                                        ---------------
                                         $    25,180
                                        ===============
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                        $       145
 Due to related party
                                               9,438
   Total current liabilities            ---------------
                                               9,583
                                        ---------------
Stockholders' equity:
 Common stock, $0.001 par value,
 25,000,000 shares
   authorized, 2,500,000 shares issued
  and outstanding                              2,500
 Additional paid-in capital
                                              24,500
 (Deficit) accumulated during
 development stage                          (11,403)
                                        ---------------
                                              15,597
                                        ---------------
                                         $    25,180
                                        ===============



  The accompanying notes are an integral part of the financial statements.










PAGE-4-




                      Le Gourmet Co., Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                Three Months         Nine Months     April 21,
                                   Ending             Ending          1999
                                September 30,       September 30,  (Inception)
                             ------------------- ------------------    to
                               2002     2001        2002      2001  September
                                                                    30, 2002
                             --------  --------- --------- --------  ---------

Revenue                      $      -  $       - $       - $      -  $       -
                             --------  --------- --------- --------  ---------
Expenses:
 General and administrative
expenses                          883          -    11,403        -     11,403
  Total expenses             --------  --------- --------- --------  ---------
                                  883          -    11,403        -     11,403
                             --------  --------- --------- --------  ---------
Net (loss)                   $         $         $         $         $
                                 (883)         -  (11,403)        -   (11,403)
                             ========  ========= ========= ========  =========

Weighted average number of
common shares
 outstanding - basic and
fully diluted               2,027,174  2,000,000  2,009,158  2,000,000
                            =========  =========  =========  =========

Net (loss) per share-basic   $         $         $          $
& fully diluted                (0.00)          -     (0.01)          -
                            =========  =========  =========  =========


  The accompanying notes are an integral part of the financial statements.







PAGE-5-




                    Le Gourmet Co., Inc.
                (a Development Stage Company)
                  Statements of Cash Flows
                         (unaudited)

                              Nine Months Ending       April 21, 1999
                                 September 30,        (Inception) to
                           ------------------------    September 30,
                              2002         2001             2002
                           ------------------------   ---------------
Cash flows from operating
activities
Net (loss)                 $             $             $
                             (11,403)             -        (11,403)
Adjustments to reconcile
net (loss) to
 net cash (used) by
 operating activities:
   (Increase) in inventory
                                (165)                         (165)
   Increase in accounts
  payable                        145              -            145
Net cash (used) by         ------------------------   ---------------
operating activities         (11,423)             -        (11,423)
                           ------------------------   ---------------
Cash flows from investing
activities                         -              -              -
                           ------------------------   ---------------
Cash flows from financing
activities
 (Increase) in funds held
 in escrow                   (25,000)             -        (25,000)
 Issuances of common
 stock                        27,000              -         27,000
 Increase in due to
 related party                 9,438              -          9,438
Net cash provided by       ------------------------   ---------------
financing activities          11,438              -         11,438
                           ------------------------   ---------------
Net increase in cash
                                  15              -             15
Cash - beginning
                                   -              -              -
                           ------------------------   ---------------
Cash - ending              $             $             $
                                  15              -             15
                           ========================   ===============
Supplemental disclosures:
 Interest paid             $             $             $
                                   -              -              -
                           ========================   ===============
 Income taxes paid         $             $             $
                                   -              -              -
                           ========================   ===============


The accompanying notes are an integral part of the financial statements.









PAGE-6-




                      Le Gourmet Co., Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form SB-2. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $11,403 for the period from April 21, 1999 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough cash to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Stockholder's equity
The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On September 25, 2002, the Company completed its offering registered via Form SB-2 and issued a total of 500,000 shares of its $0.001 par value common stock in exchange for cash of $25,000. As of September 30, 2002, the funds are being held by an escrow agent and were released to the Company in October 2002.

Note 4 - Related party transactions
During the nine-month period ended September 30, 2002, Michelle Quinlan, the president and CEO of the Company, has loaned the Company a total of $9,438. As of September 30, 2002, the total amount owed to Ms. Quinlan is $9,438. This amount does not bear any interest and is due upon demand.

The Company does not lease or rent any additional property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.




PAGE-7-




      Item 2. Management's Discussion and Analysis or Plan of
      Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

Le Gourmet Co., Inc. ("LGC" or the "Company") was incorporated in the State of Nevada on April 21, 1999. LGC is a startup and has not yet realized any revenues. To date, LGC has:

* recruited and retained a management team and board of directors,
*     developed a business plan, and
*     launched its pilot website.

In the initial approximately forty-one month operating period from April 21, 1999 (inception) to September 30, 2002, LGC generated no revenues while incurring $11,403 in general and administrative expenses. This resulted in a cumulative net loss of $11,403 for the period, which is equivalent to $0.01 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2002, LGC had $15,597 in working capital. LGC's current assets as of September 30, 2002 consisted of $25,015 in cash and cash equivalents and $165 in inventory. The cash equivalents included $25,000 raised in a registered public offering pending a release from the escrow agent.

LGC  believes  that  it  has  sufficient  resources  to  continue
operations   for   the  next  twelve  months.    However,   LGC's
independent auditors have expressed substantial doubt about LGC's ability to continue as a going concern.

B.   Plan of Operation

LGC's website www.legourmetco.com is operational and already allows visitors to place orders online. The initial goal for the website - in addition to its functionality as an online store - is to build brand recognition via an effective Internet promotional campaign. Presently, LGC is researching promotional mailing companies, advertising and public relations firms that might help LGC in the process.

Because LGC raised only the minimum of $25,000.00 in its recent registered offering, the implementation of advanced technical features of the website (such as online video streaming capabilities) and widespread marketing efforts (such as promotional mailing campaigns, engagement of public relations firms, purchasing of website banner ads, and appearances on local, regional and national cooking shows on network or cable
TV) is postponed until LGC generates sufficient cash flow.

LGC is considering strategic alliances with companies engaged in cookbook sales over the Internet and on TV, which may result in cross-marketing of special collection cookbooks and gourmet kitchen products. Another type of partnership - with non-profit charitable organizations - may help sales if a portion of each book's price were going directly to a charity.




PAGE-8-




LGC's goal is to maintain an innovative attractive web store that appeals to buyers. LGC is striving to accomplish the following during the next twelve to eighteen months:

* establish a paying subscriber/member base and benefit from repeat traffic to the website; the paying subscriber base will be in the form of a "book a month club" for a set price and have a surprise cook book sent at the first of every month or a monthly news letter that reviews the newest published titles.
* promote www.legourmetco.com with leading Internet search engines so that they place www.legourmetco.com at the top of searches when it comes to researching and purchasing cookbooks; in particular, LGC expects to use initially and expects be at the top of searches in www.overture.com, which currently lists Amazon.com at the top of searches for a "cook book" at estimated 32 cents a hit. All LGC has to do is pay 33 cents a hit to be at the top. It will be virtually impossible to be at the top of every search engine. If LGC can maintain a presence in the top 3 of at least three or four of top search engines, LGC anticipates it will be able to execute its plan.
*     develop distribution channels beyond the website to improve
  revenues;    LGC  anticipates  working  closely  with   charity
  organizations that LGC will support on its website.   By  using
  lists provided by such charities LGC should be able to do direct mailings about certain titles.

LGC anticipates that over the next twelve (12) months LGC will not hire any additional full- or part-time employees, as the services provided by the officers and directors of LGC appear sufficient during the initial growth stage.

Sales growth in the next six (6) to twelve (12) months is important for the LGC' plan of operations. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen (18) months, it may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that the Company would be able to raise enough capital to stay in business.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, LGC's Officers have concluded that LGC's disclosure controls and procedures are effective to ensure that information required to be disclosed by LGC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to LGC's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in LGC's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.





PAGE-9-




                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Recent Registered Offering

The SB-2 Registration Statement filed by LGC and deemed effective by the Securities Exchange Commission (the "SEC") as of August 6, 2002, offered a minimum of 500,000 and a maximum of 2,000,000 shares of LGC's $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold by LGC to twenty investors in conjunction with the registered offering for an aggregate of $25,000.00.

As  of  September 20, 2002, LGC deregistered 1,500,000 shares  of
Common Stock representing the unsold portion of Common Stock offered by LGC pursuant to the Registration Statement.

As of September 30, 2002, the proceeds of the offering were still held by the escrow agent. Thus, LGC used none of the proceeds from the offering as of September 30, 2002.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number
---------------------------------------------------------------
   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of Le Gourmet Co., Inc. filed on April 21, 1999 and Amendment Thereto, previously filed with the SEC.
         (b) Bylaws of Le Gourmet Co., Inc. adopted on May 5, 1999, previously filed with the SEC.

  10.    Material Contracts
         Publishing Contract/Release Form, previously filed with the SEC.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.








PAGE-10-




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Le Gourmet Co., Inc.
                   ---------------------------
                          (Registrant)

     Signature               Title                  Date

  /s/ Michelle R.       President & CEO,      November 12, 2002
      Quinlan               Director
Michelle R. Quinlan

   /s/ Michael G.          Secretary,         November 12, 2002
      Quinlan         Treasurer, Director
 Michael G. Quinlan

   /s/ Michael G.     Principal Financial     November 12, 2002
      Quinlan               Officer
 Michael G. Quinlan

   /s/ Michael G.     Principal Accounting    November 12, 2002
      Quinlan               Officer
 Michael G. Quinlan















PAGE-11-