Form 10KSB
period 2002-12-31
LE GOURMET CO INC
filed 2003-03-13
CIK 1171326

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
          For the transition period from ________________ to _____________

          Commission file number ________________________

                      Le Gourmet Co., Inc.
                 ------------------------------
         (Name of small business issuer in its charter)

           Nevada                            75-3025152
        -----------                        ---------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

  8343 East Earll, Scottsdale, AZ                 85251
  -------------------------------               ---------
      (Address of principal                     (Zip Code)
       executive offices)

            Issuer's telephone number: (602) 628-4915

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class       Name of each exchange on which registered

  --------------------      -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 25,000,000 shares authorized

*     2,500,000 shares issued and outstanding as of December 31, 2002
*     22,500,000 shares issued and outstanding as of March 10, 2003

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $138 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $625,000 as of March 10, 2003.



-COVER PAGE-





                         TABLE OF CONTENTS

                                                               PAGE
                                                            ----------
PART I                                                            2

 Item 1. Description of Business.                                 2
 Item 2. Description of Property.                                 6
 Item 3. Legal Proceedings.                                       7
 Item 4. Submission of Matters to a Vote of Security Holders.     7

PART II                                                           8

 Item 5. Market for Common Equity and Related Stockholder
 Matters.                                                         8
 Item 6. Management's Discussion and Analysis or Plan of
 Operation.                                                      11
 Item 7. Financial Statements.                                   14

PART III                                                         26

 Item 9. Directors, Executive Officers, Promoters and Control
 Persons                                                         26
 Item 10. Executive Compensation.                                27
 Item 11. Security Ownership of Certain Beneficial Owners and
 Management.                                                     28
 Item 12. Certain Relationships and Related Transactions.        28
 Item 13. Exhibits and Reports on Form 8-K.                      29
 Item 14. Controls and Procedures.                               30

SIGNATURES                                                       31

































PAGE-1-


                              PART I

Item 1. Description of Business.

A.   Business Development and Summary

Le Gourmet Co., Inc. ("LGC" or the "Company") was incorporated in the State of Nevada on April 21, 1999. LGC, a development stage company, is implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet. As of the date of this report, LGC has had only limited start-up operations and generated negligible revenues.

LGC's administrative office is located at 8343 East Earll, Scottsdale, Arizona 85251, telephone (602) 628-4915.

LGC's fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

LGC plans to market a variety of cookbooks in numerous categories (such as "simple home-cooked meals," "celebrity favorites," "charitable choices," and "delicious desserts") as well as specialty gourmet kitchen products to retail consumers via the Internet.

LGC's website (www.legourmetco.com) will publicize a new featured cookbook every month along with recipes, new kitchen products, and cooking methods. The cookbooks and recipes on the website will come from a variety of sources. LGC has already secured an agreement to market Too Luscious for Leftovers: Recipes to Fit Your Mood (by Lucinda McNeil: Lucinda Enterprises, Inc., March
2002) as the first featured cookbook in the category of "simple home cooked meals."

For every featured cookbook, LGC will excerpt four recipes online to give customers a sampling of the contents of the cookbook. The ability to preview the selection should increase customer satisfaction.

LGC also plans to add a "Great Gadgets" section to the website. That section will feature helpful kitchen appliances including back-to-basics cooking accessories, gourmet utensils, bake ware and cookware. Also in that section, LGC will include novelty items and exotic spice blends.

(2)  Distribution Methods of the Products or Services

LGC plans to obtain the majority of its sales via its website www.legourmetco.com. However, up to a fifth of sales may come from trade shows and cooking demonstrations. Also, in the long term, LGC would like to align itself strategically with infomercial companies.

Currently, LGC is developing the following marketing and promotion programs:

* Discount Offers for First Time Buyers and Repeat Customers. This program will provide customers with incentives to purchase through LGC website. LGC plans to track online shoppers, which should give LGC the ability to reward repeat shoppers with, for example, instant discounts, reward certificates, and free merchandise.

PAGE-2-

*     Cooking  Classes.   Featured cookbook authors  will  deliver
  classes in the homes of customers using online video streaming capabilities. The classes will showcase guest chefs and inform consumers how and where to shop for the best produce, spices, and gourmet kitchen supplies.

* Introductory Newsletters. LGC will distribute sample recipes and website information via email and "snail mail" to target consumers.

* Special Discounts. LGC will offer special discounts linked to major holidays and events (for example, Mothers' Day, Independence Day, Labor Day, Cinco de Mayo, Thanksgiving, and Christmas). Registered members of the LGC book club will receive an annual birthday surprise including a personalized birthday greeting, a recipe card, and discount offers for future purchases
  - all delivered via email or on a regular postcard.

LGC believes that the success of www.legourmetco.com will depend in large measure on strategic positioning of the website with all major Internet search engines. Currently, LGC is developing a strategy to secure such positioning. Additional promotional steps may include website banner ads, free book offers, and exclusive book club privileges for repeat consumers. Subject to availability of funding, LGC's management may schedule appearances on local, regional, and national cooking shows on network or cable TV.

LGC is also considering entering into alliances with charitable organizations. LGC believes that donating a portion of the proceeds from the sale of a particular title to benefit a common charity cause would improve total sales.

Initially, LGC will maintain a limited inventory of 2 books for every title offered through the website.

LGC plans to rely on shipping services of the United States Post Office, United Parcel Service, and Federal Express for deliveries of merchandise to consumers. LGC will ship orders individually and does not foresee any long-term agreements or special terms from shippers. Provided the company has inventory, then the following delivery options will be available to its customers:

   Regular mail    $4.95  S & H (allowing 3 weeks for delivery)
   2nd day Air     $14.95 S & H
   Next day Air    $24.95 S & H

In the event LGC has no inventory in a specific title then LGC will offer only Regular Mail delivery, which should give adequate time to obtain and ship the title.

(3)  Status of any announced new product or service

LGC's website www.legourmetco.com is operational and already allows visitors to place orders online. The site is currently up with a limited amount of book titles for sale.

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



PAGE-3-


(4)  Industry background and competition

Traditionally sold in bookstores and kitchen specialty shops, cookbooks are expanding to the TV and the Internet sales channels.

LGC is a newcomer in the online retailing industry. As such, LGC is likely to face intense competition from established companies as well as new entrants. However, thanks to the Internet, small publishers as well as little known authors and cooks are generating sales by appearing on television infomercials or TV shows such as QVC and then gain additional exposure on the World Wide Web. LGC plans to capitalize on this opportunity presented by new, low-cost distribution channels.

Nowadays, customers are more health conscious and curious about ingredients and techniques of healthful food preparation. LGC believes that the most popular with consumers are cookbooks focusing on one or more of the following:
*    speed of food preparation,
*    positive health effects of recipes,
*    recipes from celebrities or famous chefs, and
*    format and presentation ("coffee table cookbooks").

Currently Chefscatalog.com, www.Amazon.com, and www.BarnesandNoble.com are the three major online outlets for cookbook sales. A number of small competitors market individual recipes, link to the "big three," and market other product lines such as whole-food items. An example of such a small competitor is RawGourmet.com, which focuses on raw food, Italian food preparation and sells two handy kitchen appliances.

The competitors of LGC employ various promotion techniques including free shipping for purchases over a specific dollar amount; free newsletters featuring recipes and articles on cooking; and links and banner exchanges with major book publishers and other kitchen-related websites.

LGC anticipates capturing market share from established competitors by offering competitive pricing and shipping discounts for purchases over a specific dollar amount. LGC will also promote various charitable organizations such as S.O.S. (an organization that fights world hunger), Make A Wish Foundation, Cancer Society and dozens of other not-profit and profit partnerships. LGC will contribute a portion of the sale to one of LGC selected charities and also ask the customer if they wish to make an additional donation. LGC feels this will continue to bring customer loyalty and repeat business over LGC competitors.

(5) Sources and availability of raw materials and the names of principal suppliers

LGC has contracted with Lucinda Enterprises, Inc. (1527 W. Morrow Dr., Phoenix, AZ 85027) for the delivery of the first featured title, Too Luscious for Leftovers, on as needed basis at a cost of $15.00. (See Exhibit 10.)

LGC expects to be able to purchase books on an as needed basis from publishers or wholesalers such as Allbooks4less.com. LGC believes that its customers will not want to purchase books from, for example, allbooks4less.com directly for the simple fact that the minimum order to purchase from allbooks4less.com is $250.00 and most customers may not want to order books on that large of a scale. Allbooks4less.com has assured LGC that Allbooks4less.com can deliver these books by the hundreds if necessary.

LGC anticipates being able to work directly with publishers and wholesale book companies in obtaining book titles at wholesale prices. Some of the book wholesalers such as Allbooks4less.com require a minimum order. Under those circumstance LGC will have no choice but purchase books in larger quantities than needed.

PAGE-4-



LGC plans to add a "Great Gadgets" section to the website. LGC expects that the addition of "Great Gadgets" may take place in the first quarter of 2003, provided LGC and its website are operating smoothly. At that later date LGC will obtain information about utensil suppliers and wholesalers.

(6)   Customers

LGC does not have an established client base. At this time, LGC does not anticipate that its business will depend disproportionately on any particular client or a group of clients. However, during the year ended December 31, 2002, the Company generated sales of $138 to only one customer, who is the president and CEO of the Company's fulfillment center and website developer.

LGC believes that all those who buy cookbooks - for cooking or collecting - will find something interesting at www.legourmetco.com. However, LGC specifically targets the affluent consumer interested in simple meals that are nutritious and easy to make with simple ingredients, which are always at hand in the refrigerator and kitchen cabinets. LGC's target customers typically have less time to stop at the grocery and plan and prepare meals. As a result, recipe books with a clear focus (such as ethnic cuisine: Italian, Mexican, Tai, etc.) and multiple illustrations greatly appeal to that target audience.

(7)  Intellectual Property

LGC does not have any patents, trademarks, licenses, franchises, concessions or royalty agreements.

(8)  Need for Government Approval

None.

(9)  Effect of existing or probable government regulations

LGC is subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain.






PAGE-5-


Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner, in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way LGC does business or could create uncertainty on the Internet. This could reduce demand for LGC's services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm LGC's business. In addition, because LGC's services will be accessible worldwide, and LGC plans to facilitate sales of goods to users worldwide, foreign jurisdictions may claim that LGC is required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require LGC to change its business practices or restrict service offerings relative to those in the U.S. LGC's failure to comply with foreign laws could subject LGC to penalties ranging from fines to bans on LGC's ability to offer its services.

(10) Cost of Research and Development

LGC purchased the domain www.legourmetco.com on March 18th, 2002. Since that time LGC has spent approximately $900.00 to get the site partially operational.

(11) Costs and effects of compliance with environmental laws

None applicable.

(12) Employees

LGC is currently in the development stage. During the development stage, LGC plans to rely exclusively on the services of its officers and directors to set up its business operations.

C.   Reports to Security Holders

(1) LGC will furnish its shareholders with annual financial reports certified by LGC's independent accountants.

(2) LGC is a reporting issuer with the Securities and Exchange Commission. LGC will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to
  Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3) The public may read and copy any materials LGC files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information
  regarding  issuers that file electronically with the  SEC.   The
  address of that site (http://www.sec.gov).

Item 2. Description of Property.

LGC's uses the administrative office located at 8343 East Earll, Scottsdale, Arizona 85251. Michelle Quinlan, a director and a shareholder, is providing the office space at no charge to LGC. The space is approximately 400 square feet and is adequate for Ms. Quinlan to operate LGC and maintain inventory.

PAGE-6-



Item 3. Legal Proceedings.

No director, officer, significant employee, or consultant of LGC has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of LGC has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of LGC has been convicted of violating a federal or state securities or commodities law.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.














































PAGE-7-


                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The common stock of LGC is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "LGRM." Public listing of the common stock commenced on January 29, 2003. Prior to that time, there was no public market for LGC's common stock. The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     Low       High
                                                     Bid       Bid
                                                    -----------------
Period from January 29, 2003 to March 10, 2003       $ 0.01    $ 0.01

Non-affiliates of LGC hold 2,500,000 shares of Common Stock, which are registered under the Securities Act of 1933 and could be sold in a public market. The remaining 20,000,000 shares of Common
Stock issued and outstanding as of March 10, 2003 are restricted securities for purposes of the Securities Act of 1933.

As of March 10, 2003,

* there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of LGC;

* 10,000,000 shares of common stock held by Michelle R. Quinlan could be sold pursuant to and subject to the restrictions imposed by Rule 144 under the Securities Act;

* in the future, all 20,000,000 restricted shares of Common Stock of LGC will be eligible for sale pursuant to Rule 144 under the Securities Act; and

* There is no additional stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

Holders

As of March 10, 2003, LGC had approximately 22,500,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-three (23) shareholders of record. LGC's Transfer Agent is Executive Registrar & Transfer Agency, 3118 W. Thomas Road, Suite 707, Phoenix, AZ 85017, phone (602) 415-1273.

Dividends

LGC has never declared or paid any cash dividends on its common stock. For the foreseeable future, LGC intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including LGC's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.




PAGE-8-


Recent Sales of Unregistered Securities.

On May 5, 1999, the Company issued 10,000,000 shares (retroactively restated to reflect the splits that took effect in March 2002 and March
2003) of its $0.001 par value common stock to Michelle R. Quinlan, an officer and director, in exchange for $2,000 in subscription receivable. The total amount of the transaction was $2,000 or $0.001 per share (retroactively restated to reflect the splits that took effect in March 2002 and March 2003). That sale of stock by LGC did not involve any public offering or solicitation. At the time of the issuance, Michelle
R. Quinlan was in possession of all available material information about LGC. Also, Michelle R. Quinlan had a degree of financial sophistication, which allowed her to make an independent assessment of the investment merits of LGC. On the basis of these facts, LGC claims that the issuance of stock to Michelle R. Quinlan was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On March 11, 2002, the Company effected a 1,000-for-1 forward stock split of its $0.001 par value common stock.

During March 2002, Michelle R. Quinlan paid for expenses totaling $1,900 and paid cash in the amount of $100 to cancel the entire subscriptions receivable balance.

In February 2003, LGC issued 5,000,000 shares of common stock (retroactively restated to reflect the split that took effect in March 2003) to Dominique Einhorn and 5,000,000 shares of common stock (retroactively restated to reflect the split that took effect in March 2003) to Estelle Reyna. The Company issued these shares as compensation to these two individuals for joining LGC in managerial capacities. LGC valued that issuance of common stock at $0.05 per share. At the time of the issuance, Mr. Einhorn and Ms. Reyna were in possession of all available material information about
LGC. Also, Mr. Einhorn and Ms. Reyna had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of LGC. On the basis of these facts, LGC claims that the issuance of stock to Mr. Einhorn and Ms. Reyna was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Also in February 2003, the Board of Directors of LGC unanimously approved a 5-for-1 forward stock split, recorded as a stock dividend to each of the holders of common stock of the Company at the rate of four shares of common stock for each share then owned with a record date of February 28, 2003 and a distribution date of March 3, 2003.

Recent Registered Offering

The SB-2 Registration Statement filed by LGC and deemed effective by the U.S. Securities and Exchange Commission (the "SEC") as of August 6, 2002 (SEC File No. 333-86518), offered a minimum of 500,000 and a maximum of 2,000,000 shares of the Company's $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold by the Company to twenty investors in conjunction with the registered offering for an aggregate of $25,000.00. The direct and indirect expenses of the offering totaled approximately $8,339.25. The net proceeds to the Company were $16,660.75. On September 25, 2002, LGC closed the offering and deregistered the unsold shares. Taking into account the split that took effect in March 2003, the actual number of shares of common stock owned by the investors in the offering as of March 10, 2003 is approximately 2,500,000.

During the approximately five-month period from the date of termination of the offering and February 28, 2003, the Company used a portion of the proceeds from the offering as follows:

PAGE-9-


                                           Actual Use of Proceeds
                                     -------------------------------------
      Item               Intended     Period from    Three         Two
                         Use as       September      Months        Months
                         Described    25, 2002       Ended         Ended
                                      (Date of       December      February,
                           in         Termination    31, 2002      2003
                         Prospectus   of the
                                      Offering)
                                      through
                                      February 28,
                                      2003
----------------------  ------------  ------------   -----------   ---------
Offering Expenses        $8,210.00     $8,339.25      $8,339.25     $0.00
----------------------------------------------------------------------------
Website Development &    $5,000.00     $4,000.00      $4,000.00     $0.00
Maintenance
Inventory                $3,000.00     $1,186.65      $1,186.65     $0.00

Computer Hardware &      $1,000.00     $619.95        $619.95       $0.00
Software
Marketing                $2,000.00     $1,391.15      $1,000.00     $391.15

Office Supplies and      $500.00       $164.29        $34.29        $130.00
Other Expenses
General Working Capital  $5,290.00     $7,395.00      $2,895.00     $4,500.00
----------------------------------------------------------------------------
Total                    $25,000.00    $23,096.29     $18,075.14    $5,021.15
============================================================================

Of the total amount of the offering expenses, LGC paid approximately $6,745.00 directly to Michelle R. Quinlan as a reimbursement of expenses in connection with the offering, which Michelle R. Quinlan previously advanced on behalf of the Company. LGC paid no other portion of the offering expenses in the form of direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten
(10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. LGC paid the remaining portion of the offering expenses directly to unaffiliated parties, including a legal counsel, a licensed escrow agent, and a securities consultant.

From the net proceeds of the offering, LGC paid approximately $2,498.00 directly to Michelle R. Quinlan as a reimbursement of expenses on inventory, computer hardware & software, and other general business expenses not connected with the offering, which Michelle R. Quinlan previously advanced on behalf of the Company. LGC used no other portion of the net proceeds in the form of direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten
(10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. Other disclosed uses of the net proceeds involved direct payments to unaffiliated parties.

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering with the exception of two categories. First, the offering expenses exceeded the anticipated amount by what LGC believes to be an immaterial amount. Second, LGC had to allocate a larger portion of the net proceeds from the offering to general working capital, primarily because of a substantial increase in the cost of complying with federal securities regulations.




PAGE-10-


Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements included in this report.

A.   Management's Discussion

General

Le Gourmet Co., Inc. ("LGC" or the "Company") was incorporated in the State of Nevada on April 21, 1999. LGC is a startup and has not yet realized any revenues. To date, LGC has:
*  recruited and retained a management team and board of directors,
*  developed a business plan, and
*  launched its pilot website.

In the initial approximately forty-four month operating period from April 21, 1999 (inception) to December 31, 2002, LGC generated revenues of $138 while incurring $23 in cost of goods sold and $19,075 in general and administrative expenses. This resulted in a cumulative net loss of $18,960 for the period, which is equivalent to $0.01 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Liquidity and Capital Resources

As of December 31, 2002, LGC had $8,040 in working capital. LGC's current assets as of December 31, 2002 consisted of $7,072 in cash and cash equivalents and $1,163 in inventory. The cash equivalents included $132.00 held in a Paypal account.

LGC believes that it has sufficient resources to continue operations for the next twelve months. However, LGC's independent auditors have expressed substantial doubt about LGC's ability to continue as a going concern.

Recent Developments

In February 2003, upon joining LGC's management team, Dominique Einhorn and Estelle Reyna contributed, free of any encumbrances or liens, certain assets and assigned certain revenue streams to the Company, which resulted in a broader offering of Internet-based products and services. In particular, Dominique Einhorn and Estelle Reyna assigned all revenues currently generated by their online properties, EstelleReyna.com and SearchEstelle.com to LGC. Estelle Reyna and Dominique Einhorn also gifted to LGC at no cost the following assets:

1.   Domain names and web sites

  a)   www.estellereyna.com

     The EstelleReyna.com contains a fully operational merchandising section (posters, photos, etc.) and gives the user access to other features such as screen saver downloads.

   b)   www.searchestelle.com

     The SearchEstelle.com domain name is where Estelle Reyna's proprietary search engine is located. Estelle Reyna has an agreement with Findwhat (Nasdaq: FWHT) entitling her to access Findwhat's entire advertiser database. The agreement gives Estelle Reyna a commission of 40-50% on all revenues generated through the search engine, depending upon volume of searches generated.


PAGE-11-


2.   The Estelle Reyna ISS (interactive screen saver)

  The ISS provides an innovative solution to a problem commonly encountered by merchants and advertising agencies aiming at targeting affluent males with Internet access. LGC believes that this demographic segment is highly coveted by marketers.

  Before downloading the ISS, the user is prompted to enter vital demographic information that allows to narrowcast specific marketing messages to a pre-defined user base.

  Affluent and technology literate males are ISS' initial target. However, it is important to note that the ISS technology can be used to launch any downloadable product showing a promising return on investment such as an ISS for fine art or for products in the travel, auto, beauty, health & fitness industries.

Finally, Estelle Reyna also assigned to the Company all her modeling revenues earned starting February 14, 2003. The initial assignment has a duration of one year, renewable by the board of directors upon expiration.

B.   Plan of Operation

LGC's website www.legourmetco.com is operational and already allows visitors to place orders online. The initial goal for the website - in addition to its functionality as an online store - is to build brand recognition via an effective Internet promotional campaign. Presently, LGC is researching promotional mailing companies, advertising and public relations firms that might help LGC in the process. With this goal in mind, in February 2003 LGC retained the services of Mr. Dominique Einhorn as Vice President - Business Development and Ms. Estelle Reyna as Vice President - Creative Design. In consideration of Mr. Einhorn's and Ms. Reyna's joining the Company, the Company issued to each of these individuals 5,000,000 shares (retroactively restated to reflect the split that took effect in March 2003) of $0.001 par value common stock of the Company.

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



PAGE-12-


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

Sales growth in the next six (6) to twelve (12) months is important for the LGC's plan of operations. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen (18) months, it may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that the Company would be able to raise enough capital to stay in business.



































PAGE-13-



Item 7. Financial Statements.










                       Le Gourmet Co., Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                         December 31, 2002
                                and

                     Statement of Operations,
               Changes in Stockholders' Equity, and
                            Cash Flows
                        for the year ended
                         December 31, 2002
                                and
                          for the period
                April 21, 1999 (Date of Inception)
                              through
                         December 31, 2002





































PAGE-14-











                         TABLE OF CONTENTS


                                                      PAGE

Independent Auditors' Report                           1

Balance Sheets                                         2

Statements of Operations                               3

Statements of Changes in Stockholders' Equity          4

Statements of Cash Flows                               5

Footnotes                                              6










































PAGE-15-




Beckstead and Watts, LLP
Certified Public Accountants


                                           3340 Wynn Road, Suite B
                                               Las Vegas, NV 89102
                                                      702.257.1984
                                                702.362.0540 (fax)

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Le Gourmet Co., Inc.

We have audited the Balance Sheets of Le Gourmet Co., Inc. (the "Company') (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002 and for the period April 21, 1999 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Le Gourmet Co., Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year ended December 31, 2002 and for the period April 21, 1999 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts LLP
----------------------------

February 27, 2003






PAGE-16-F1




                       Le Gourmet Co., Inc.
                   (a Development Stage Company)

                         Balance Sheets


                                         December 31,
                                    -------------------------
                                        2002        2001
Assets                              -------------------------

Current assets:
Cash and equivalents                 $  7,072    $       -
Inventory                               1,163            -
                                    -------------------------
Total current assets                    8,235            -
                                    -------------------------
                                     $  8,235    $       -
                                    -------------------------
Liabilities and Stockholders'
Equity

Current liabilities:
Accounts payable                     $      -    $       -
Due to related party                      195            -
                                    -------------------------
Total current liabilities                 195            -
                                    -------------------------
Stockholders' equity:
Common stock, $0.001 par value,         2,500        2,000
25,000,000 shares authorized,
2,500,000 and 2,000,000 shares
issued and outstanding as of
12/31/02 and 12/31/01, respectively
Additional paid-in capital             24,500            -
Subscriptions receivable                    -      (2,000)
(Deficit) accumulated during         (18,960)            -
development stage                   -------------------------
                                        8,040            -
                                    -------------------------
                                     $  8,235    $       -
                                    =========================






  The accompanying notes are an integral part of these financial statements.















PAGE-17-F2




                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                     Statements of Operations


                                  For the years ended     April 21,
                                     December 31,           1999
                                                       (Inception) to
                                  -------------------    December
                                                             31,
                                   2002        2001         2002
                                  -------------------------------------
                                  -------------------------------------
Revenue                            $     138   $       -    $     138
Cost of goods sold                        23           -           23
                                  -------------------------------------
Gross profit (loss)                      115           -          115
                                  -------------------------------------
                                  -------------------------------------
Expenses:
General & administrative expenses     19,075           -       19,075
                                  -------------------------------------
Total expenses                        19,075           -       19,075
                                  -------------------------------------
Net (loss)                         $(18,960)   $       -    $(18,960)
                                  =====================================

Weighted average number of common  2,134,247   2,000,000
shares outstanding - basic and    ========================
fully diluted

Net (loss) per share - basic and   $  (0.01)   $       -
fully diluted                     ========================







  The accompanying notes are an integral part of these financial statements.























PAGE-18-F3




                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
           Statements of Changes in Stockholders' Equity

                                                              (Deficit)
                                                               Accumulated
                     Common Stock     Additional                  During        Total
                   ----------------   Paid-in     Subscriptions   Development   Stockholders'
                   Shares    Amount   Capital     Receivable      Stage         Equity
                   -----------------------------------------------------------------------
May 1999
Founder shares     2,000,000 $ 2,000  $      -    $  (2,000)      $      -      $      -


Net (loss)
April 21, 1999
(inception) to
December 31, 1999                                                        -             -
                   -----------------------------------------------------------------------
Balance, December  2,000,000   2,000                 (2,000)             -             -
31, 1999

Net (loss)
For the year ended
December 31, 2000                                                        -             -
                   -----------------------------------------------------------------------
Balance, December  2,000,000   2,000                 (2,000)             -             -
31, 2000

Net (loss)
For the year ended
December 31, 2001                                                        -             -
                   -----------------------------------------------------------------------
Balance, December  2,000,000   2,000                 (2,000)             -             -
31, 2001

March 2002
Expenses paid for
by a
founder and cash
for
subscriptions                                          2,000                       2,000
receivable

September 2002
Issued for cash      500,000     500    24,500                                    25,000

Net (loss)
For the year ended
December 31, 2002                                                 (18,960)      (18,960)
                   -----------------------------------------------------------------------
Balance, December  2,500,000 $ 2,500  $ 24,500    $        -     $(18,960)      $  8,040
31, 2002           =======================================================================




  The accompanying notes are an integral part of these financial statements.


PAGE-19-F4




                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows


                                                       April 21, 1999
                                For the years ended    (Inception) to
                                    December 31,       December
                                -------------------       31,
                                  2002       2001        2002
                                ---------------------------------------

Cash flows from operating
activities
Net (loss)                      $ (18,960)  $      -   $  (18,960)
Adjustments to reconcile net
(loss) to
net cash (used) by operating
activities:
(Increase) in inventory            (1,163)         -       (1,163)
                                ---------------------------------------
Net cash (used) by operating      (20,123)         -      (20,123)
activities                      ---------------------------------------
                                ---------------------------------------
Cash flows from investing                -         -             -
activities                      ---------------------------------------

Cash flows from financing
activities
Issuances of common stock           27,000         -        27,000
Increase in due to related             195         -
party                           ---------------------------------------
Net cash provided by                27,195         -        27,195
financing activities            ---------------------------------------

Net increase in cash                 7,072         -         7,072
Cash - beginning                         -         -             -
                                ---------------------------------------
Cash - ending                   $    7,072  $      -   $     7,072
                                =======================================
Supplemental disclosures:
Interest paid                   $        -  $      -   $         -
                                =======================================
Income taxes paid               $        -  $      -   $         -
                                =======================================





  The accompanying notes are an integral part of these financial statements.













PAGE-20-F5



                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - History and organization of the company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of Nevada, as Le Gourmet Co., Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On   March   11,  2002,  the  Company  amended  its  articles   of
incorporation to increase the number of authorized shares to 25,000,000 shares and to change the par value to $0.001.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were cash equivalents in the amount of $132 as of December 31, 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Revenue recognition
The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs. The Company will reserve
10% of revenue and will assess its return policy on an ongoing basis and reserve for charge backs and returns based on historical percentages. As of December 31, 2002 no reserve has been made.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of startup activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.


PAGE-21-F6

                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                               Notes


Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding  payment  of
dividends.   No  dividends  have  been  paid  or  declared   since
inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.




PAGE-22-F7

                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                               Notes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based CompensationTransition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stockbased employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

PAGE-23-F8

                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                               Notes

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $18,906 for the period from April 21, 1999 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough cash to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

US  federal statutory rate  (34.0%)
Valuation reserve            34.0%
Total                          - %

As of December 31, 2002, the Company has an operating loss carry forward of $18,960 for tax purposes which will expire in 2022.

Note 5 - Due to related party

During the year ended December 31, 2002, Michelle Quinlan, the president and CEO of the Company, has loaned the Company a total of $9,438 and the Company has repaid a total of $9,243. As of December 31, 2002, the total amount owed to Ms. Quinlan is $195. This amount does not bear any interest and is due upon demand.

Note 6 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.


PAGE-24-F9

                       Le Gourmet Co., Inc.
                   (a Development Stage Company)
                               Notes

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On May 5, 1999, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for a subscriptions receivable of $2,000.

On March 11, 2002, the Company effected a 1000-for-1 forward stock split of its $0.001 par value common stock.

During March 2002, an officer, director and shareholder of the Company paid for expenses totaling $1,900 and paid cash in the amount of $100 to cancel the entire subscriptions receivable balance.

On September 25, 2002, the Company completed its offering registered via Form SB-2 and issued a total of 500,000 shares of its $0.001 par value common stock in exchange for cash of $25,000.

There have been no other issuances of common stock.

Note 7 - Warrants and options

As of December 31, 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Related party transactions

On May 5, 1999, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for a subscriptions receivable. During March 2002, an officer, director and shareholder of the Company paid for expenses totaling cash to cancel the entire subscriptions receivable balance. (See
Note 6)

During the year ended December 31, 2002, Michelle Quinlan, the president and CEO of the Company, has loaned the Company a total of $9,438 and the Company has repaid a total of $9,243. (See Note
5)

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 9 - Concentrations

During the year ended December 31, 2002, the Company generated sales of $138 to one customer, who is the president and CEO of the Company's fulfillment center and website developer.








PAGE-25-F10


                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors, Executive Officers, Promoters and Control Persons

Each of LGC's directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding executive officers and directors of LGC as of the date of this Registration Statement:

Name and Address       Age              Position               Director since
----------------       ---    ----------------------------    ----------------
Michelle R. Quinlan    34      President & CEO, Director            1999

Michael G. Quinlan     32    Secretary & Treasurer, Director        1999

Dominique Einhorn      32       Vice President-Business             2003
                                 Development, Director

Estelle Reyna          30    Vice President-Creative Design          N/A

The persons named above have held their office/position since inception of LGC and are expected to hold their office/position until the next annual meeting of LGC's stockholders.

Background of Directors, Executive Officers, Promoters and Control Persons

Michelle R. Quinlan, President & CEO, Director, has multiple years of management experience. Ms. Quinlan was Secretary, Treasurer, and Director of Wine Systems Design, Inc. (August, 2000 - July
2002), a public company in the business of installing and maintaining high-end, high-profile wine-cellar cooling systems. Ms. Quinlan was in charge of all books and records and played an integral part in taking Wine Systems Design, Inc. public. Prior to her engagement with Wine Systems Design, Inc., Ms. Quinlan started work in bookkeeping and administrative capacities at Quinlan Air Conditioning and Heating (1996 to present), where she assisted in the sales of air conditioning systems. While at Quinlan Air Conditioning and Heating, Ms. Quinlan implemented a financing and alternative payment program for the customers resulting in a substantial increase in sales. Michelle Quinlan expects to spend approximately 50% of her time working for LGC. The remaining 50% of her time will be spent on her duties at Quinlan Air Conditioning and Heating.

Michael   G.   Quinlan,  Secretary  &  Treasurer,  Director,   was
President, CEO, and Director of Wine Systems Design, Inc. (August, 2000 - July 2002), a public company in the business of installing
and   maintaining   high-end,  high-profile  wine-cellar   cooling
systems. From February 1997 to present, Mr. Quinlan has been self-employed at Quinlan Air Conditioning and Heating in the air
conditioning/refrigeration  industry.   From  November   1995   to
February   1997,  prior  to  his  engagement  with   Quinlan   Air
Conditioning and Heating, Mr. Quinlan worked for SunVek, a leading remodeling, roofing, and air conditioning firm. While at SunVek, Mr. Quinlan specialized in installing large air conditioning
systems.   Michael Quinlan does not expect to spend more than  two
hours a week for LGC.


PAGE-26-


Dominique Einhorn, Vice President-Business Development, Director, has been involved in the management of on-line direct marketing strategies since 1993. A graduate from the Universite des Sciences Humaines of Strasbourg, France, Mr. Einhorn (with co-founder Matthew Boyce) launched TheArtAuction.com, a pure online art auction in 1996. TheArtAuction.com was eventually sold to a publicly-traded company. From 1998 to 2001, Mr. Einhorn served as President and CEO of Powerclick, Inc., an Internet marketing and consulting firm, which he eventually sold as well. From 2001 to 2003, Mr. Einhorn was CEO of 101marketing, Inc., an Internet marketing and consulting firm specializing in online media buys on behalf of its client base. From 2002 to present, Mr. Einhorn has been President of The MarketDart Corporation, a marketing company specializing in the financial services industry.

Estelle Reyna (a.k.a. Esther Bermudez), Vice President-Creative Design, has been a free-lance translator and editor and a professional model and actress since 1998 to present. In 2002, Ms. Reyna briefly served as Director of Business Development for CharityBuy, Inc., a marketing firm specializing in the development of fundraising strategies for the non-profit industry. Ms. Reyna graduated suma cum laude from the Zurich University (Linguistics). She worked as a judiciary interpreter for several years in
Switzerland where she founded "Uebersetzer im Gericht." The association's objective was to make the public and the judicial community aware of the unique role and function of interpreters in the legal system. Ms. Reyna has been an environmental activist contributing to non-profit organizations like Greenpeace and Amnesty International by rendering advice/consulting services for campaigns in South America.

Family Relationships

Michelle R. Quinlan is married to Michael G. Quinlan.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of LGC has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of LGC has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of LGC has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

                                  Compensation for the Period from Inception
                                    (April 21, 1999) to December 31, 2002
                                  ------------------------------------------
   Name                Position               Salary          Other
----------------------------------------------------------------------------
Michelle R. Quinlan  President & CEO,           $0              $0
                      Director

Michael  G. Quinlan  Secretary &                $0              $0
                      Controller, Director





PAGE-27-


In February 2003 LGC retained the services of Mr. Dominique Einhorn as Vice President - Business Development and Director and Ms. Estelle Reyna as Vice President - Creative Design. In consideration of Mr. Einhorn's and Ms. Reyna's joining the Company, the Company issued to each of these individuals 5,000,000 shares (retroactively restated to reflect the split that took effect in March 2003) of $0.001 par value common stock of the Company. LGC valued the issuance of stock to Mr. Einhorn and Ms. Reyna at $0.01 per share for a combined total of $100,000.00 in stock compensation.

There are no existing or planned option/SAR grants.

Item  11.  Security  Ownership of Certain  Beneficial  Owners  and
Management.

The following table sets forth certain information as of March 31, 2003 with respect to the beneficial ownership of LGC's Common Stock by all persons known by LGC to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to LGC's knowledge, either sole or majority voting and investment power.

Title Of     Name and         Position     Amount of  Percent of
 Class      Address of                      shares      Class
            Beneficial                      held by
          Owner of Shares                    Owner
-------------------------------------------------------------------
Common    Michelle R.      President and    10,000,000   44.4%
          Quinlan          CEO, Director
          8343 East Earll
          Scottsdale,
          Arizona 85251

Common    Dominique        Vice President-  5,000,000    22.2%
          Einhorn          Business
          8343 East Earll  Development,
          Scottsdale,      Director
          Arizona 85251

Common    Estelle Reyna    Vice President-  5,000,000    22.2%
          8343 East Earll  Creative
          Scottsdale,      Design
          Arizona 85251

Common                     Executive        20,000,000   88.8%
                           Officers and
                           Directors as
                           a Group

Item 12. Certain Relationships and Related Transactions.

LGC uses office space and services provided without charge by Michael G. Quinlan, an officer and director.

On May 5, 1999, the Company issued 2,000,000 shares of its $0.001 par value common stock to Michelle R. Quinlan, an officer and director, in exchange for a subscription receivable. During March 2002, Michelle R. Quinlan, an officer, director, and shareholder of the Company, paid for expenses totaling $1,900 and paid cash in the amount of $100 to cancel the entire subscriptions receivable balance.



PAGE-28-



During the year ended December 31, 2002, Michelle R. Quinlan, the president and CEO of the Company, has agreed to pay for a number of items in connection with LGC's organization, a registered offering, and start-up operations. The total expenses paid by Michelle R. Quinlan to date have been $11,338.00:


          Item                 Amount
       -----------           -----------
Auditing Fees                $1,000.00
Business Plan                $2,500.00
Preparation Fees
SB-2 Preparation Fees        $4,000.00
EDGARization Fees            $1,008.00
Escrow Fee                   $  375.00
Attorney Opinion  Letter     $  500.00
Fee
Banking Fees                 $   30.00
Internet Expense             $  600.00
Inventory                    $  165.00
State Fees                   $1,160.00
                             -----------
                             $11,338.00

In 2002, Ms. Quinlan agreed to convert $1,900 of the loan into common stock in the transaction described in the previous paragraph. As of December 31, 2002, the Company repaid a total of $9,243 of the outstanding loan balance. The remaining amount due to Michelle R. Quinlan as of December 31, 2002 was $195.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (i) Articles of Incorporation of LGC filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (ii) Bylaws of LGC adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

  10.    Material Contracts.
         a) Publishing Contract/Release Form, previously filed with the SEC.
         b) Correspondence with Mr. Einhorn and Ms. Reyna
         Regarding a Gift of Assets and Assignment of Revenues.


  23.    Consent of Experts and Counsel
         Consent of Beckstead and Watts, LLP.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.





PAGE-29-



(b) Reports on Form 8-K

LGC filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002. During the first quarter of 2003, LGC filed the following Current Reports on Form 8-
K:

   Date of Report          Date Filed           Items Reported
  -----------------     ----------------       ------------------
  February 18, 2003     February 18, 2003    Item 3. Other Events.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.





































PAGE-30-




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Le Gourmet Co., Inc.
                    -------------------------
                          (Registrant)

          By: /s/ Michelle R. Quinlan, President & CEO
              ------------------------------------------
                         March 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date
  -----------------       ------------          ------------

  /s/ Michelle R.       President & CEO,        March 10, 2003
      Quinlan               Director
--------------------
Michelle R. Quinlan

   /s/ Michael G.          Secretary,           March 10, 2003
      Quinlan          Treasurer, Director
---------------------
 Michael G. Quinlan

   /s/ Michael G.      Principal Financial      March 10, 2003
      Quinlan               Officer
---------------------
 Michael G. Quinlan

   /s/ Michael G.     Principal Accounting      March 10, 2003
      Quinlan               Officer
---------------------
 Michael G. Quinlan
























PAGE-31-


     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Michelle R. Quinlan, President and Chief Executive Officer of
Le Gourmet Co., Inc., certify that:

1.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.  I have reviewed this annual report on Form 10-KSB of Le Gourmet Co., Inc.;

3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.     The  registrant's  other  certifying  officer  and  I   are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 10, 2003

By:  /s/ Michelle R. Quinlan
     -------------------------
Michelle R. Quinlan, President and Chief Executive Officer


-PAGE-




     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Michael G. Quinlan, Principal Financial Officer of Le Gourmet
Co., Inc., certify that:

8.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

9.    I  have  reviewed this annual report on Form  10-KSB  of  Le
    Gourmet Co., Inc.;

10. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

11. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

12.    The  registrant's  other  certifying  officer  and  I   are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    d) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
    e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

13. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

14. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 10, 2003

By:  /s/ Michael G. Quinlan

Michael G. Quinlan, Principal Financial Officer


-PAGE-