Form 10QSB
period 2003-03-31
ESTELLE REYNA INC
filed 2003-05-07
CIK 1171326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ___________ to ____________


                   Commission file number 333-86518


                          Estelle Reyna, Inc.
               -----------------------------------------
    (Exact name of small business issuer as specified in its charter)


              Nevada                          75-3025152
        ------------------            -------------------------
     (State or jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)


                         8343 East Earll
                    Scottsdale, Arizona 85251
              ------------------------------------
            (Address of principal executive offices)


                         (602) 628-4915
                     ----------------------
                  (Issuer's telephone number)


                       Le Gourmet Co., Inc.
                  ------------------------------
            (Former name, former address and former fiscal
                year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 22,500,000 shares issued and outstanding as of May 2, 2003.

Transitional  Small Business Disclosure Format (Check  one):  Yes [ ]  No [X]




                             PAGE-1-







                        TABLE OF CONTENTS

                                                                    PAGE

PART I - FINANCIAL INFORMATION........................................3


 Item 1. Financial Statements.........................................3

 Item 2. Management's Discussion and Plan of Operation...............11

 Item 3. Controls and Procedures.....................................13


PART II - OTHER INFORMATION..........................................14


 Item 1. Legal Proceedings...........................................14

 Item 2. Changes in Securities.......................................14

 Item 3. Defaults Upon Senior Securities.............................15

 Item 4. Submission of Matters to a Vote of Security Holders.........15

 Item 5. Other Information...........................................15

 Item 6. Exhibits and Reports on Form 8-K............................16


SIGNATURES...........................................................17












                             PAGE-2-





                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                         Balance Sheets
                              as of
                         March 31, 2003
                               and
                    Statements of Operations
                   for the three months ended
                    March 31, 2003 and 2002,
                               and
                         for the period
          April 21, 1999 (Inception) to March 31, 2003
                               and
                           Cash Flows
                   for the three months ended
                    March 31, 2003 and 2002,
                               and
                         for the Period
          April 21, 1999 (Inception) to March 31, 2003


















                             PAGE-3-










                        TABLE OF CONTENTS

                                                     Page

Independent Accountants' Review Report                 1


Balance Sheet                                          2


Statements of Operations                               3


Statements of Cash Flows                               4


Footnotes                                              5


























                             PAGE-4-




                    Beckstead and Watts, LLP
                    ------------------------
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Estelle Reyna, Inc.
[formerly Le Gourmet Co., Inc.]
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Estelle Reyna, Inc. [formerly Le Gourmet Co., Inc.] (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period April 21, 1999 (inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period April 21, 1999 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Wafts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Estelle Reyna, Inc. [formerly Le Gourmet Co., Inc.] (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and our report dated February 27, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts
-----------------------
April 29, 2003




                            PAGE-5-F1




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)
                                                        March 31,
                                                          2003
Assets                                              ---------------

Current assets:
Cash                                                $    18,764
Accounts receivable                                      14,409
Inventory                                                 1,163
                                                    ---------------
Total current assets                                     34,336
                                                    ---------------
                                                    $    34,336
                                                    ===============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable                                    $     1,259
Due to related party                                        195
                                                    ---------------
Total current liabilities                                 1,454
                                                    ---------------
Stockholders' equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares
authorized, 22,500,000 and 2,000,000 shares
issued and
outstanding as of 3/31/03 and 3/31/02,                   22,500
respectively
Additional paid-in capital                              104,500
(Deficit) accumulated during development stage          (94,118)
                                                    ---------------
                                                         32,882
                                                    ---------------
                                                    $    34,336
                                                    ===============


 The accompanying notes are an integral part of these financial statements.








                            PAGE-6-F2




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                                                April 21, 1999
                                     For the three months end   (inception) to
                                             March 31,             March 31,
                                         2003        2002            2003
                                     -----------------------------------------
Revenue                               $  33,053    $      -       $  33,191
Cost of goods sold                        1,259           -           1,282
                                     -----------------------------------------
Gross profit                             31,794           -          31,909
                                     -----------------------------------------
Expenses:
General and administrative expenses       6,952       2,410          26,027
General and administrative expenses     100,000           -         100,000
- related party                      -----------------------------------------
Total expenses                          106,952       2,410         126,027
                                     -----------------------------------------
Net (loss)                            $ (75,158)   $ (2,410)      $ (94,118)
                                     =========================================
Weighted average number of
common shares outstanding - basic     9,300,000   2,000,000
and fully diluted                    =========================

Net (loss) per share - basic and      $   (0.01)   $  (0.00)
fully diluted                        =========================







 The accompanying notes are an integral part of these financial statements.











                            PAGE-7-F3




                       Estella Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)

                                                               April 21, 1999
                                   For the three months ended  (inception) to
                                           March 31,              March 31,
                                       2003        2002            2003
Cash flows from operating          -------------------------------------------
activities
Net (loss)                          $ (75,158)   $  (2,410)      $ (94,118)
Shares issued for services            100,000            -         100,000
Adjustments to reconcile net
(loss) to net
cash provided (used) by operating
activities:
(Increase) in accounts receivable     (14,409)           -         (14,409)
Increase in accounts payable            1,259            -           1,259
Increase in due to shareholder              -          510          (1,163)
                                   -------------------------------------------
Net cash provided (used) by            11,692       (1,900)         (8,431)
operating activities               -------------------------------------------

Cash flows from financing
activities
Issuances of common stock                   -        2,000          27,000
Increase in due to related party            -            -             195
                                   -------------------------------------------
Net cash provided by financing              -        2,000          27,195
activities                         -------------------------------------------

Net increase in cash                   11,692          100          18,764
Cash - beginning                        7,072            -               -
                                   -------------------------------------------
Cash - ending                       $  18,764    $     100       $  18,764

Supplemental disclosures:
Interest paid                       $       -    $       -       $       -
                                   ===========================================
Income taxes paid                   $       -    $       -       $       -
                                   ===========================================
Non-cash transactions:
Shares issued for services          $ 100,000    $       -       $ 100,000
provided                           ===========================================
Number of shares issued for         2,000,000            -       2,000,000
services                           ===========================================




 The accompanying notes are an integral part of these financial statements.







                            PAGE-8-F4




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                              Notes
Note 1 - Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $94,118 for the period from April 21, 1999 (inception) to March 31, 2003, and has generated $33,191 in product sales and marketing revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough cash to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - History and organization


On   March  17,  2003,  the  Company  amended  its  articles   of
incorporation to change its name to Estelle Reyna, Inc.

Note 4 - Stockholder's equity


The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On  February  14, 2003, the Company issued a total  of  2,000,000 shares of its $0.001 par value common stock to two individuals of
the  Company  in  exchange  for  services   rendered  valued   at
$100,000.

 On February 28, 2003, the Company declared a stock dividend to its shareholders and issued a total of 18,000,000 shares of its
$0.001 par value common stock.  Each shareholder of record as of
 February 28, 2003 received four shares of the Company's $0.001 par value common stock for each common share owned.




                            PAGE-9-F5




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                              Notes

Note 5 - Related party transactions

As of March 31, 2002, Michelle Quinlan, the president and CEO of the Company, has loaned the Company a total of $195. This amount does not bear any interest and is due upon demand.

On  February  14, 2003, the Company issued a total  of  2,000,000 shares of its $0.001 par value common stock to two individuals who are directors and shareholders of the Company in exchange for services rendered of $100,000.

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

Note 6 - Subsequent events

On March 4, 2003, the Company executed a broadcast agreement with MBE 247, broadcaster, and Markwell Productions, distributor. The Company will create 13 original programs with approximately 6 minutes of commercial time available. The revenue generated from the sale of commercial time will be split among the three parties. The broadcaster will receive 55%, the Company will receive 45% and the distributor 10%.

On April 1, 2003, the Company executed an independent contractor agreement with Matthew Boyce.

On April 2, 2003, the Company executed a marketing agreement with Prince Marketing Group, Inc. (PMG) whereby PMG will provide various marketing and public relations activities on behalf of the Company.
















                           PAGE-10-F6




Item 2. Management's Discussion and Plan of Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

Estelle Reyna, Inc. ("ERYA" or the "Company") was incorporated in the State of Nevada on April 21, 1999 as `Le Gourmet Co., Inc.' Until March 2003, ERYA was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet. As Le Gourmet Co., Inc., ERYA had only limited start-up operations and generated negligible revenues.

In February 2003, upon joining ERYA's management team, Dominique Einhorn and Estelle Reyna contributed, free of any encumbrances or liens, certain assets and assigned certain revenue streams to the Company, which resulted in a broader offering of Internet-based products and services. In particular, Dominique Einhorn and Estelle Reyna assigned all revenues currently generated by their online properties, EstelleReyna.com and SearchEstelle.com to ERYA. Estelle Reyna and Dominique Einhorn also gifted to ERYA at no cost the following assets:

1.   Domain names and web sites
   a)   www.EstelleReyna.com
   b)   www.SearchEstelle.com

2.   The Estelle Reyna ISS (interactive screen saver)

Finally, Estelle Reyna also assigned to the Company all her modeling revenues earned starting February 14, 2003. The initial assignment has a duration of one year, renewable by the board of directors upon expiration.

In the initial approximately forty-eight month operating period from April 21, 1999 (inception) to March 31, 2003, ERYA generated $33,191 in revenues while incurring $126,027 in costs and expenses. This resulted in a cumulative net loss of $94,118 for the period, which is equivalent to $0.01 per share. The cumulative net loss is attributable primarily to the costs of attracting a management team and the costs of start-up operations.

Liquidity and Capital Resources

As  of  March  31,  2003, ERYA had $32,882  in  working  capital.
ERYA's  current assets as of March 31, 2003 consisted of  $18,764 in cash, $14,409 in receivables, and $1,163 in inventory.

ERYA  believes  that  it  has sufficient  resources  to  continue
operations   for   the  next  twelve  months.   However,   ERYA's
independent  auditors  have  expressed  substantial  doubt  about
ERYA's ability to continue as a going concern.

B.   Plan of Operation

ERYA  produces  proprietary multimedia content for print,  video,
and   Internet  applications  targeting  primarily  the  male   -
particularly, Hispanic - audience. The lead-in product is a free downloadable interactive screen sever ("ISS") featuring Estelle
Reyna,  a  Latin  model.   Enhanced by  an  innovative  marketing
platform, Reyna's name and growing popularity provide ERYA with tools, which may be effective in the offering of a variety of products and services, including consumer electronics, books, music, videos, clothing and accessories, cigars, travel, and
brokerage  services.   ERYA  plans  to  build  its  revenue  base
primarily through affiliate relationships with established online retailers and pay-per-search advertising on www.SearchEstelle.com.




                            PAGE-11-




The ISS features professional quality photo sets of Estelle Reyna. The Company offers the ISS free of charge to the consumer who downloads it from the www.EstelleReyna.com web site or selected third party sites. Initial test marketing of the ISS suggests that the content of the ISS has a wide appeal and generates downloads from thousands of users, originating from over 100 countries worldwide. The admin server application component allows administrators to set categories of content, screen content, and duration of screen display and rotation. The updater application runs in the Windows Desktop Tray. When the application is running, it determines whether there is an Internet connection and, if so, makes a request to the ISS server for new screens. The ISS includes links to e-commerce sites and includes web search functions.

Initially, ERYA plans to focus its business development efforts on six revenue streams:
* advertising revenue originating from the first known female-owned search engine, www.SearchEstelle.com;
* affiliate commissions from a network of over 500 established online merchants;
* merchandising revenue from autographed pictures and other promotional items;
* revenue from corporate, fundraising, and goodwill sponsorships;
*    modeling and licensing work booked on behalf of Estelle Reyna; and
* fees derived from the licensing of ERYA's marketing technology to third parties.

ERYA has entered into a marketing agreement with Prince Marketing Group, Inc. ("PMG") and granted PMG the rights to market Estelle Reyna and to negotiate on behalf of her. ERYA also entered into an agreement with MBE 247 and Markwell Productions to broadcast, for a minimum of 13 consecutive weeks commencing on or around June 15th 2003, the 30 minute show titled "Estelle's America" produced by ERYA.

ERYA's goal is to garner a small yet significant market share of the overall U.S. consumer online shopping volume over the next three years (2003-2005). Roughly 80% of today's e-merchants offer an affiliate program. Thus, there appear to be genuine opportunities to share revenue and garner commissions from online transactions. ERYA intends to expand e-commerce offerings and is pursuing revenue-sharing, co-branding, and other opportunities to serve as a comprehensive launching pad to e-commerce for its target audience.

In February 2003, the number of search clicks originating from www.SearchEstelle.com underwent a 300% increase over the prior month. Combined site traffic exceeded two million unique visitors in March 2003 and was on track to reach over three million unique visitors in April 2003. In ERYA's estimation, within two months of the launch, the reach of ERYA's web "properties" became larger than that of such prominent Internet models as Cindy Margolis, Sofia Vergara, and Sarah Jane combined.

ERYA counts on capitalizing on the success of female-centered business models such as those of Martha Stewart and Oprah Winfrey. ERYA's strategy rests on successful branding, rapid growth of fan base, and creation of new and innovative channels of distribution. Strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature. The Company is pursuing an PR campaign via its PR agency, Associated Services, with offices in North Carolina and New York.




                            PAGE-12-




ERYA continues to operate its website www.legourmetco.com. Because ERYA raised only the minimum of $25,000.00 in its recent registered offering, the implementation of advanced technical features of the website (such as online video streaming capabilities) and widespread marketing efforts (such as promotional mailing campaigns, engagement of public relations firms, purchasing of website banner ads, and appearances on local, regional and national cooking shows on network or cable
TV) is postponed until ERYA generates sufficient cash flow.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, ERYA's Officers have concluded that ERYA's disclosure controls and procedures are effective to ensure that information required to be disclosed by ERYA in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to ERYA's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in ERYA's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.






















                            PAGE-13-




                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

In February 2003, ERYA issued 5,000,000 shares of common stock (retroactively restated to reflect the split that took effect in March 2003) to Dominique Einhorn and 5,000,000 shares of common stock (retroactively restated to reflect the split that took effect in March 2003) to Estelle Reyna. The Company issued these shares as compensation to these two individuals for joining ERYA in managerial capacities. ERYA valued that issuance of common stock at $0.05 per share. At the time of the issuance, Mr. Einhorn and Ms. Reyna were in possession of all available material information about ERYA. Also, Mr. Einhorn and Ms. Reyna had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of ERYA. On the basis of these facts, ERYA claims that the issuance of stock to Mr. Einhorn and Ms. Reyna was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Also in February 2003, the Board of Directors of ERYA unanimously approved a 5-for-1 forward stock split, recorded as a stock dividend to each of the holders of common stock of the Company at the rate of four shares of common stock for each share then owned with a record date of February 28, 2003 and a distribution date of March 3, 2003.

Recent Registered Offering

------------------------------------------------------------------------------
                                              Actual Use of Proceeds
                                      ----------------------------------------
         Item           Intended Use   Period from       Three       Three
                        as Described    September        Months      Months
                             in         25, 2002         Ended       Ended
                         Prospectus     (Date of        December     March
                                       Termination        31,         31,
                                         of the           2002        2003
                                       Offering)
                                        through
                                      March 31, 2003
------------------------------------------------------------------------------

Offering Expenses          $8,210.00     $8,339.25     $8,339.25       $0.00
------------------------------------------------------------------------------
Website Development &      $5,000.00     $4,000.00     $4,000.00       $0.00
Maintenance

Inventory                  $3,000.00     $1,186.65     $1,186.65       $0.00
Computer Hardware &        $1,000.00       $619.95       $619.95       $0.00
Software

Marketing                  $2,000.00     $1,391.15     $1,000.00     $391.15

Office Supplies and          $500.00       $164.29        $34.29     $130.00
Other Expenses

General Working Capital    $5,290.00     $9,298.71     $2,895.00   $6,403.71
------------------------------------------------------------------------------
Total                     $25,000.00    $25,000.00    $18,075.14   $6,924.86
==============================================================================

The SB-2 Registration Statement filed by ERYA and deemed effective by the U.S. Securities and Exchange Commission (the "SEC") as of August 6, 2002 (SEC File No. 333-86518), offered a minimum of 500,000 and a maximum of 2,000,000 shares of the Company's $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold by the Company to twenty investors in conjunction  with  the registered offering for  an  aggregate  of
$25,000.00. The direct and indirect expenses of the offering totaled approximately $8,339.25. The net proceeds to the Company were $16,660.75. On September 25, 2002, ERYA closed the offering and deregistered the unsold shares. Taking into account the split that took effect in March 2003, the actual number of shares of common stock owned by the investors in the offering as of March 31, 2003 was approximately 2,500,000. During the approximately six-month period from the date of termination of the offering and March 31, 2003, ERYA used a portion of the proceeds from the offering as outlined in the table above.




                            PAGE-14-




Of the total amount of the offering expenses, ERYA paid approximately $6,745.00 directly to Michelle R. Quinlan as a reimbursement of expenses in connection with the offering, which Michelle R. Quinlan previously advanced on behalf of the Company. ERYA paid no other portion of the offering expenses in the form of direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. ERYA paid the remaining portion of the offering expenses directly to unaffiliated parties, including a legal counsel, a licensed escrow agent, and a securities consultant.

From the net proceeds of the offering, ERYA paid approximately $2,498.00 directly to Michelle R. Quinlan as a reimbursement of expenses on inventory, computer hardware & software, and other general business expenses not connected with the offering, which Michelle R. Quinlan previously advanced on behalf of the Company. ERYA used no other portion of the net proceeds in the form of direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. Other disclosed uses of the net proceeds involved direct payments to unaffiliated parties.

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering with the exception of general working capital. ERYA had to allocate a larger portion of the net proceeds from the offering to general working capital, primarily because of a substantial increase in the cost of complying with federal securities regulations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 1, 2003, ERYA entered into an Independent Contractor Agreement with Matthew Boyce. ERYA has entered into a marketing agreement with Prince Marketing Group, Inc. ("PMG") and granted PMG the rights to market Estelle Reyna and to negotiate on behalf of her. ERYA also entered into an agreement with MBE 247 and Markwell Productions to broadcast, for a minimum of 13 consecutive weeks commencing on or around June 15th 2003, the 30 minute show titled "Estelle's America" produced by ERYA.

Copies of the agreements are attached as exhibits.





                            PAGE-15-




Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

 Exhibit           Name and/or Identification of Exhibit
 Number

   3.          Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of Le Gourmet Co., Inc. filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
               (b) Bylaws of Le Gourmet Co., Inc. adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
               (c)  Certificate Of Amendment of Articles of
                    Incorporation of Le Gourmet, Inc., incorporated by reference to the Information Statement on Form 14(C), filed with the SEC on March 24, 2003.

  10.          Material Contracts
               (a) Publishing Contract/Release Form, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
               (b) Correspondence with Mr. Einhorn and Ms. Reyna Regarding a Gift of Assets and Assignment of Revenues incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 13, 2003.
               (c)  Independent Contractor Agreement with Matthew Boyce
               (d)  Marketing Agreement between Prince Marketing
                    Group, Inc. and Estelle Reyna.
               (e) Broadcast Agreement between MBE 247, Markwell Productions, and Estelle Reyna Incorporated.

  99.          Additional Exhibits
                    Certification Pursuant to Title 18, United States Code,
                    Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.


 (b) Reports on Form 8-K

During the first quarter of 2003, ERYA filed the following Current Reports on Form 8-K:

   Date of Report          Date Filed           Items Reported
---------------------------------------------------------------------
  February 18, 2003     February 18, 2003    Item 3. Other Events.





                            PAGE-16-





                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Estelle Reyna, Inc.
                       -------------------
                          (Registrant)


     Signature                        Title                         Date
     ---------                       -------                        ----

/s/ Michelle R. Quinlan      President & CEO, Director           May 2, 2003
-----------------------
Michelle R. Quinlan

/s/ Michael G. Quinlan       Secretary, Treasurer, Director      May 2, 2003
----------------------
 Michael G. Quinlan

/s/ Michael G. Quinlan       Principal Financial Officer         May 2, 2003
----------------------
 Michael G. Quinlan

/s/ Michael G. Quinlan       Principal Accounting Officer        May 2, 2003
----------------------
 Michael G. Quinlan

















                            PAGE-17-




    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Michelle R. Quinlan, President & CEO of Estelle Reyna, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Estelle Reyna, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 2, 2003

By:  /s/ Michelle R. Quinlan
    --------------------------
Michelle R. Quinlan, President & CEO




                             -PAGE-




    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Michael G. Quinlan, Secretary and Treasurer of Estelle Reyna,
Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Estelle Reyna, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 2, 2003

By:  /s/ Michael G. Quinlan
    ------------------------
Michael G. Quinlan, Secretary and Treasurer




                             -PAGE-