Form 10QSB/A
period 2003-03-31
ESTELLE REYNA INC
filed 2003-06-13
CIK 1171326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB/A

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

 Item 6. Exhibits and Reports on Form 8-K............................15


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

Our income is currently generated from our Estelle Reyna website and screen saver, and Ms. Bermudez' modeling activities. We anticipate that the revenues from the website and screen saver would be subject to changes in consumer preferences and Ms. Bermudez' popularity. These changes are not predictable. However, the expenses related to the web site and screen saver are fairly predictable, and we do not anticipate significant changes at this time.

Regarding the revenues from Ms. Bermudez' modeling "jobs," the scope and frequency of these jobs are also unpredictable, and are based on consumer and marketing preferences. The expenses concerning the modeling jobs are typically borne by the party contracting for Ms. Bermudez' services.

Our future revenues are heavily dependent upon the continued active participation of Ms. Bermudez. The loss of her services could cause our business to fail. We do not maintain "key person" life insurance on her. We cannot assure you that we will be able to recruit or retain a comparable talent should that necessity arise.

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

                       Estelle Reyna, Inc.
                       -------------------
                          (Registrant)


     Signature                        Title                         Date
     ---------                       -------                        ----

/s/ Michelle R. Quinlan      President & CEO, Director           June 12, 2003
-----------------------
Michelle R. Quinlan

/s/ Michael G. Quinlan       Secretary, Treasurer, Director      June 12, 2003
----------------------
 Michael G. Quinlan

/s/ Michael G. Quinlan       Principal Financial Officer         June 12, 2003
----------------------
 Michael G. Quinlan

/s/ Michael G. Quinlan       Principal Accounting Officer        June 12, 2003
----------------------
 Michael G. Quinlan

















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

Date:     June 12, 2003

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

Date:     June 12, 2003

By:  /s/ Michael G. Quinlan
    ------------------------
Michael G. Quinlan, Secretary and Treasurer




                             -PAGE-