Form 10QSB
period 2003-06-30
ESTELLE REYNA INC
filed 2003-08-20
CIK 1171326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                Commission file number 333-86518

                          Estelle Reyna, Inc.
                      ----------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                        75-3025152
         ----------------               -------------------
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

                        Le Gourmet Co., Inc.
                    -----------------------------
         (Former name, former address and former fiscal year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section l2, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 22,500,000 shares issued and outstanding as of August 19, 2003.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]   No [X]




                             PAGE-1-






                        TABLE OF CONTENTS

                                                                PAGE

PART I - FINANCIAL INFORMATION                                     3

 Item 1. Financial Statements.                                     3

 Item 2. Management's Discussion and Plan of Operation.           10

 Item 3. Controls and Procedures                                  10

PART II - OTHER INFORMATION                                       11

 Item 1. Legal Proceedings.                                       11

 Item 2. Changes in Securities.                                   12

 Item 3. Defaults Upon Senior Securities.                         13

 Item 4. Submission of Matters to a Vote of Security Holders.     13

 Item 5. Other Information.                                       14

 Item 6. Exhibits and Reports on Form 8-K.                        14

SIGNATURES                                                        15















                             PAGE-2-





                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                          June 30, 2003

                               and

                    Statements of Operations
            for the three months and six months ended
                     June 30, 2003 and 2002,
                               and
                         for the period
           April 21, 1999 (Inception) to June 30, 2003

                               and

                           Cash Flows
                    for the six months ended
                     June 30, 2003 and 2002,
                               and
                         for the Period
           April 21, 1999 (Inception) to June 30, 2003

















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

























                             PAGE-4-





                    Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Estelle Reyna, Inc.
[formerly Le Gourmet Co., Inc.]
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Estelle Reyna, Inc. [formerly Le Gourmet Co., Inc.] (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period April 21, 1999 (Inception) to June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period April 21, 1999 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Estelle Reyna, Inc. [formerly Le Gourmet Co., Inc.] (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and our report dated February 27, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
-----------------------------
August 13, 2003




                           PAGE-5-  F1




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                          Balance Sheet
                           (unaudited)

                                                            June 30,
                                                              2003
                                                          ------------
Assets

Current assets:
 Cash                                                     $   12,089
 Accounts receivable                                          16,157
 Inventory                                                     1,163
                                                          ------------
   Total current assets                                       29,409
                                                          ------------
                                                          $   29,409
                                                          ============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Accrued expenses                                         $    9,478
 Due to related party                                            195
                                                          ------------
   Total current liabilities                                   9,673
                                                          ------------
Stockholders' equity (deficit):
 Common stock, $0.001 par value, 25,000,000 shares
   authorized, 22,500,000 shares issued and outstanding       22,500
 Additional paid-in capital                                  104,500
(Deficit) accumulated during development stage              (107,264)
                                                          ------------
                                                              19,736

                                                          $   29,409
                                                          ============



 The accompanying notes are an integral part of these financial statements.






                           PAGE-6-  F2





                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                                                                                                April 21, 1999
                                                           For the three months        For the six months        (Inception)
                                                                  ended                      ended                    to
                                                                 June 30,                   June 30,               June 30,
                                                            2003         2002           2003        2002             2003
                                                      -------------  -----------   ------------  ------------   --------------

Revenue                                               $     53,648   $        -    $    86,701   $         -    $   86,839
Cost of goods sold                                          39,503            -         40,762             -        40,785
                                                      -------------  -----------   ------------  ------------   --------------

Gross profit                                                14,145            -         45,939             -        46,054
                                                      -------------  -----------   ------------  ------------   --------------
Expenses:
 General and administrative expenses                        27,291        8,110         34,243        10,520        53,318
 General and administrative expenses - related party             -            -        100,000             -       100,000
                                                      -------------  -----------   ------------  ------------   --------------
  Total expenses                                            27,291        8,110        134,243        10,520       153,318
                                                      -------------  -----------   ------------  ------------   --------------

Net (loss)                                             $   (13,146)   $  (8,110)    $  (88,304)   $  (10,520)   $ (107,264)
                                                      =============  ===========   ============  ============   ==============
Weighted average number of
 common shares outstanding - basic and fully diluted    22,500,000    2,000,000     15,936,464     2,000,000
                                                      =============  ===========   ============  ============

Net (loss) per share - basic and fully diluted          $    (0.00)   $   (0.00)    $    (0.01)   $    (0.01)
                                                      =============  ===========   ============  ============





 The accompanying notes are an integral part of these financial statements.








                           PAGE-7-  F3





                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)


                                                                                   April 21, 1999
                                                      For the six months ended     (Inception) to
                                                             June 30,                 June 30,
                                                       2003             2002            2003
                                                  -------------   -------------    --------------

Cash flows from operating activities
Net (loss)                                        $   (88,304)    $   (10,520)     $  (107,264)
Shares issued for services                            100,000               -          100,000
Adjustments to reconcile net (loss) to net
 cash provided (used) by operating activities:
 (Increase) in accounts receivable                    (16,157)              -          (16,157)
 Increase in accounts payable                           9,478               -            9,478
 Increase in due to shareholder                             -             510           (1,163)
                                                  -------------   -------------    --------------
Net cash provided (used) by operating activities        5,017         (10,010)         (15,106)
                                                  -------------   -------------    --------------
Cash flows from financing activities
 Issuances of common stock                                  -           2,000           27,000
 Increase in due to related party                           -           9,438              195
                                                  -------------   -------------    --------------
Net cash provided by financing activities                   -          11,438           27,195
                                                  -------------   -------------    --------------
Net increase in cash                                    5,017           1,428           12,089
Cash - beginning                                        7,072               -                -
                                                  -------------   -------------    --------------
Cash - ending                                     $    12,089      $    1,428      $    12,089
                                                  =============   =============    ==============

Supplemental disclosures:
 Interest paid                                    $         -      $        -      $         -
                                                  =============   =============    ==============
 Income taxes paid                                $         -      $        -      $         -
                                                  =============   =============    ==============
Non-cash transactions:
 Shares issued for services provided              $   100,000      $        -      $   100,000
                                                  =============   =============    ==============
 Number of shares issued for services               2,000,000               -        2,000,000
                                                  =============   =============    ==============




 The accompanying notes are an integral part of these financial statements.




                           PAGE-8-  F4





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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $107,264 for the period from April 21, 1999 (inception) to June 30, 2003, and has generated $86,839 in revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough cash to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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




                           PAGE-9-  F5





                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                              Notes

Note 5 - Related party transactions

As of June 30, 2003, Michelle Quinlan, the president and CEO of the Company, has loaned the Company a total of $195. This amount does not bear any interest and is due upon demand.

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

Note 6 - Business agreements

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




                          PAGE-10-  F6





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

In the initial approximately fifty-one month operating period from April 21, 1999 (inception) to June 30, 2003, ERYA generated $86,839 in revenues while incurring $40,785 in costs of goods sold. This resulted in a cumulative gross profit of $46,054 for the period, which is equivalent to approximately $0.00 per share. Total general and administrative expenses were approximately $153,318. Thus, the cumulative net loss for the period from April 21, 1999 (inception) to June 30, 2003 was $107,264. The cumulative net loss is attributable primarily to the costs of attracting a management team and the costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2003, ERYA had $19,736 in working capital. ERYA's current assets as of June 30, 2003 consisted of $12,089 in cash, $16,157 in receivables, and $1,163 in inventory.

ERYA  believes  that  it  has sufficient  resources  to  continue
operations   for   the  next  twelve  months.   However,   ERYA's
independent  auditors  have  expressed  substantial  doubt  about
ERYA's ability to continue as a going concern.




                            PAGE-11-





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

The ISS features professional quality photo sets of Estelle Reyna. The Company offers the ISS free of charge to the consumer who downloads it from the www.EstelleReyna.com web site or selected third party sites. Initial test marketing of the ISS suggests that the content of the ISS has a wide appeal and reach with over 4,000 daily user downloads, originating from over 100 countries worldwide. The admin server application component allows administrators to set categories of content, screen content, and duration of screen display and rotation. The updater application runs in the Windows Desktop Tray. When the application is running, it determines whether there is an Internet connection and, if so, makes a request to the ISS server for new screens. The ISS includes links to e-commerce sites and includes web search functions.

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





                            PAGE-12-





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

None.

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

  10.    Material Contracts
         (a) Publishing Contract/Release Form, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (b) Correspondence with Mr. Einhorn and Ms. Reyna Regarding a Gift of Assets and Assignment of Revenues incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 13, 2003.
         (c)  Independent Contractor Agreement with Matthew
              Boyce, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (d)  Marketing Agreement between Prince Marketing
              Group, Inc. and Estelle Reyna, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (e) Broadcast Agreement between MBE 247, Markwell Productions, and Estelle Reyna Incorporated, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.

  99.    Additional Exhibits

         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.


(b) Reports on Form 8-K

None.




                            PAGE-14-





                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Estelle Reyna, Inc.
                     -----------------------
                          (Registrant)



     Signature                 Title                    Date
     ---------                 -----                    ----

/s/ Michelle R. Quinlan     President & CEO,         August 19, 2003
-----------------------     Director
Michelle R. Quinlan

/s/ Michael G. Quinlan      Secretary,               August 19, 2003
----------------------      Treasurer, Director
 Michael G. Quinlan

/s/ Michael G. Quinlan      Principal Financial      August 19, 2003
----------------------      Officer
 Michael G. Quinlan

/s/ Michael G. Quinlan      Principal Accounting     August 19, 2003
----------------------      Officer
 Michael G. Quinlan
















                            PAGE-15-





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

Date:     August 19, 2003

By:  /s/ Michelle R. Quinlan
    ---------------------------
Michelle R. Quinlan, President & CEO




                            PAGE-16-





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

Date:     August 19, 2003

By:  /s/ Michael G. Quinlan
    -----------------------
Michael G. Quinlan, Secretary and Treasurer





                            PAGE-17-