Form 10QSB/A
period 2003-03-31
KARMA MEDIA INC
filed 2003-11-06
CIK 1171326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from ______________ to _______________

                Commission file number 333-86518

                      Estelle Reyna, Inc.
                  ---------------------------
  (Exact name of small business issuer as specified in its charter)

              Nevada                        75-3025152
           ------------                 -------------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                         8343 East Earll
                     Scottsdale, Arizona 85251
                 --------------------------------
             (Address of principal executive offices)

                         (602) 628-4915
                      --------------------
                  (Issuer's telephone number)

                     Le Gourmet Co., Inc.
                 ---------------------------
         (Former name, former address and former fiscal year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section l2, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 22,500,000 shares issued and outstanding as of October 10, 2003.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]   No [X]

                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                  3


 Item 1. Financial Statements.                                  3

 Item 2. Management's Discussion and Plan of Operation.        11

 Item 3. Controls and Procedures                               13


PART II - OTHER INFORMATION                                    14


 Item 1. Legal Proceedings.                                    14

 Item 2. Changes in Securities.                                14

 Item 3. Defaults Upon Senior Securities.                      15

 Item 4. Submission of Matters to a Vote of Security Holders.  15

 Item 5. Other Information.                                    15

 Item 6. Exhibits and Reports on Form 8-K.                     15


SIGNATURES                                                     17

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

                        TABLE OF CONTENTS

                                                     Page
                                                  -----------

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


/s/ Beckstead and Watts
-----------------------
April 29, 2003





                             -5-  F1






                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)
                                                              March 31,
                                                                 2003
Assets                                                      ------------

Current assets:
  Cash                                                      $   18,764
  Accounts receivable                                           14,409
  Inventory                                                      1,163
                                                            ------------
    Total current assets                                        34,336
                                                            ------------
                                                            $   34,336
                                                            ============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                          $    1,259
  Due to related party                                             195
                                                            ------------
    Total current liabilities                                    1,454
                                                            ------------

Stockholders' equity (deficit):
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 22,500,000 and 2,000,000 shares issued and
    outstanding as of 3/31/03 and 3/31/02, respectively         22,500
  Additional paid-in capital                                   104,500
  (Deficit) accumulated during development stage              (94,118)
                                                            ------------
                                                                32,882
                                                            ------------
                                                            $   34,336
                                                            ============



 The accompanying notes are an integral part of these financial statements.





                             -6-  F2





                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                                                                    April 21, 1999
                                                       For the three months ended     (Inception)
                                                                                          to
                                                                 March 31,             March 31,
                                                            2003          2002            2003
                                                       ------------  -------------   -------------

Revenue                                                $    33,053   $          -    $    33,191
                                                       ------------  -------------   -------------
Costs and expenses:
 Direct cost of services                                     1,259              -          1,282
 General and administrative expenses                         6,952          2,410         26,027
 General and administrative expenses - related party       100,000              -        100,000
                                                       ------------  -------------   -------------
  Total costs and expenses                                 108,211          2,410        127,309
                                                       ------------  -------------   -------------
Net (loss)                                             $  (75,158)   $    (2,410)    $  (94,118)
                                                       ============  =============   =============
Weighted average number of
 common shares outstanding - basic and fully diluted    17,500,000     10,000,000
                                                       ============  =============
Net (loss) per share - basic and fully diluted         $    (0.00)   $     (0.00)
                                                       ============  =============




 The accompanying notes are an integral part of these financial statements.





                             -7-  F3




                       Estella Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)


                                                                             April 21, 1999
                                                 For the three months ended  (inception) to
                                                          March 31,             March 31,
                                                     2003          2002           2003
                                                ------------  ------------   -------------

Cash flows from operating activities
Net (loss)                                      $  (75,158)   $   (2,410)    $  (94,118)
Shares issued for services                          100,000             -        100,000
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
  (Increase) in accounts receivable                (14,409)             -       (14,409)
  Increase in accounts payable                        1,259             -          1,259
  Increase in due to shareholder                          -           510        (1,163)
                                                ------------  ------------   -------------
  Net cash provided (used) by                        11,692       (1,900)        (8,431)
  operating activities                          ------------  ------------   -------------

Cash flows from financing activities
  Issuances of common stock                               -         2,000         27,000
  Increase in due to related party                        -             -            195
                                                ------------  ------------   -------------
Net cash provided by financing activities                 -         2,000         27,195
                                                ------------  ------------   -------------

Net increase in cash                                 11,692           100         18,764
Cash - beginning                                      7,072             -              -
                                                ------------  ------------   -------------
Cash - ending                                   $    18,764   $       100    $    18,764

Supplemental disclosures:
  Interest paid                                 $         -   $         -    $         -
                                                ============  ============   =============
  Income taxes paid                             $         -   $         -    $         -
                                                ============  ============   =============
Non-cash transactions:
Shares issued for services provided             $   100,000   $         -    $   100,000
                                                ============  ============   =============
Number of shares issued for services             10,000,000             -     10,000,000
                                                ============  ============   =============


 The accompanying notes are an integral part of these financial statements.





                             -8-  F4





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

All share and per share amounts have been retroactively restated to reflect the dividend discussed below.

On February 14, 2003, the Company issued a total of 10,000,000 shares of its $0.001 par value common stock to two individuals of the Company in exchange for services rendered valued at $100,000.

On February 28, 2003, the Company declared a stock dividend to its shareholders. Each shareholder of record as of February 28, 2003 received four shares of the Company's $0.001 par value common stock for each common share owned.




                             -9-  F5





                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                              Notes

Note 5 - Related party transactions

As of March 31, 2002, Michelle Quinlan, the president and CEO of the Company, has loaned the Company a total of $195. This amount does not bear any interest and is due upon demand.

On  February  14, 2003, the Company issued a total of  10,000,000 shares of its $0.001 par value common stock to two individuals who are directors and shareholders of the Company in exchange for services rendered of $100,000.

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











                            -10-  F6





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

ERYA's goal is to garner a small yet significant market share of the overall U.S. consumer online shopping volume over the next three years (2003-2005). Roughly 80% of today's e-merchants offer an affiliate program. Thus, there appears to be genuine opportunities to share revenue and garner commissions from online transactions. ERYA intends to expand e-commerce offerings and is pursuing revenue-sharing, co-branding, and other opportunities to serve as a comprehensive launching pad to e-commerce for its target audience.

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

Recent Registered Offering


                                                        Actual Use of Proceeds
                                                -------------------------------------------
           Item                     Intended     Period from      Three        Three Months
                                     Use as     September 25,     Months          Ended
                                    Described        2002         Ended          March 31,
                                        in        (Date of       December          2003
                                    Prospectus  Termination of   31, 2002
                                                the Offering)
                                                   through
                                                March 31, 2003
-------------------------------------------------------------------------------------------

Offering Expenses                    $8,210.00    $8,339.25      $8,339.25        $0.00

Website Development & Maintenance    $5,000.00    $4,000.00      $4,000.00        $0.00
Inventory                            $3,000.00    $1,186.65      $1,186.65        $0.00
Computer Hardware & Software         $1,000.00      $619.95        $619.95        $0.00
Marketing                            $2,000.00    $1,391.15      $1,000.00      $391.15
Office Supplies and Other Expenses     $500.00      $164.29         $34.29      $130.00
General Working Capital              $5,290.00    $9,298.71      $2,895.00    $6,403.71
-------------------------------------------------------------------------------------------
Total                               $25,000.00   $25,000.00     $18,075.14    $6,924.86
===========================================================================================


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

>From the net proceeds of the offering, ERYA paid approximately $2,498.00 directly to Michelle R. Quinlan as a reimbursement of expenses on inventory, computer hardware & software, and other general business expenses not connected with the offering, which Michelle R. Quinlan previously advanced on behalf of the Company. ERYA used no other portion of the net proceeds in the form of direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. Other disclosed uses of the net proceeds involved direct payments to unaffiliated parties.

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

 (b) Reports on Form 8-K

During  the  first  quarter  of 2003, ERYA  filed  the  following
Current Reports on Form 8-K:

   Date of Report          Date Filed           Items Reported
   --------------          ----------           --------------
  February 18, 2003     February 18, 2003    Item 3. Other Events.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Estelle Reyna, Inc.
                       -------------------
                          (Registrant)


     Signature                  Title                  Date
     ---------                  -----                  ----


/s/ Dominique Einhorn        President & CEO,       October 14, 2003
-----------------------          Director
Dominique Einhorn

/s/ Mike Markwell           Treasurer, Director     October 14, 2003
----------------------
Mike Markwell


/s/ Estelle Reyna           Secretary & Director    October 14, 2003
----------------------
Estelle Reyna