Form 10QSB/A
period 2003-03-31
KARMA MEDIA INC
filed 2003-11-06
CIK 1171326

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
Yes [ ]   No [X]

                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                  3

 Item 1. Financial Statements.                                  3
 Item 2. Management's Discussion and Plan of Operation.        11
 Item 3. Controls and Procedures                               13

PART II - OTHER INFORMATION                                    14

 Item 1. Legal Proceedings.                                    14
 Item 2. Changes in Securities.                                14
 Item 3. Defaults Upon Senior Securities.                      14
 Item 4. Submission of Matters to a Vote of Security Holders.  14
 Item 5. Other Information.                                    14
 Item 6. Exhibits and Reports on Form 8-K.                     14

SIGNATURES                                                     16

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

                           Cash Flows
                    for the six months ended
                     June 30, 2003 and 2002,
                               and
                         for the Period
           April 21, 1999 (Inception) to June 30, 2003

                        TABLE OF CONTENTS

                                                     Page
                                                  ----------

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


/s/ Beckstead and Watts, LLP
----------------------------
August 13, 2003




                             -5-  F1





                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                          Balance Sheet
                           (unaudited)

                                                              June 30,
                                                                2003
                                                          --------------
Assets

Current assets:
 Cash                                                     $      12,089
 Accounts receivable                                             16,157
 Inventory                                                        1,163
                                                          --------------
   Total current assets                                          29,409
                                                          --------------

                                                          $      29,409
                                                          ==============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Accrued expenses                                         $       9,478
 Due to related party                                               195
                                                          --------------
   Total current liabilities                                      9,673
                                                          --------------
Stockholders' equity (deficit):
 Common stock, $0.001 par value, 25,000,000 shares
   authorized, 22,500,000 shares issued and outstanding          22,500
 Additional paid-in capital                                     104,500
 (Deficit) accumulated during development stage               (107,264)
                                                          --------------
                                                                 19,736
                                                          --------------

                                                          $      29,409
                                                          ==============



 The accompanying notes are an integral part of these financial statements.





                             -6-  F2




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                                                                                     April 21, 1999
                                           For the three months ended    For the six months ended    (Inception) to
                                                    June 30,                      June 30,               June 30,
                                                2003         2002             2003         2002            2003
                                          -------------  -----------    -------------  ------------   --------------

Revenue                                   $     53,648   $        -     $     86,701   $         -    $    86,839
                                          -------------  -----------    -------------  ------------   --------------
Costs and expenses:
 Direct cost of services                        39,503            -           40,762             -         40,785
 General and administrative expenses            27,291        8,110           34,243        10,520         53,318
 General and administrative expenses                 -            -          100,000             -        100,000
  - related party                         -------------  -----------    -------------  ------------   --------------
  Total costs and expenses                      66,794        8,110          175,005        10,520        194,103
                                          -------------  -----------    -------------  ------------   --------------

Net (loss)                                $   (13,146)   $  (8,110)     $   (88,304)   $  (10,520)    $ (107,264)
                                          =============  ===========    =============  ============   ==============

Weighted average number of
 common shares outstanding - basic and      22,500,000   10,000,000       20,013,812    10,000,000
 fully diluted                            =============  ===========    =============  ============

Net (loss) per share - basic and fully    $     (0.00)   $   (0.00)     $     (0.00)   $    (0.00)
diluted                                   =============  ===========    =============  ============








 The accompanying notes are an integral part of these financial statements.









                             -7-  F3




                       Estelle Reyna, Inc.
                 [formerly Le Gourmet Co., Inc.]
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)


                                                                                 April 21, 1999
                                                    For the six months ended      (Inception)
                                                                                       to
                                                             June 30,               June 30,
                                                       2003            2002           2003
                                                  -------------  -------------    -------------

Cash flows from operating activities
Net (loss)                                        $   (88,304)   $   (10,520)     $  (107,264)
Shares issued for services
                                                       100,000              -          100,000
Adjustments to reconcile net (loss) to net
 cash provided (used) by operating activities:
 (Increase) in accounts receivable                    (16,157)              -         (16,157)
 Increase in accounts payable                           9,478               -            9,478
 Increase in due to shareholder                             -             510          (1,163)
Net cash provided (used) by
operating activities                                    5,017        (10,010)         (15,106)

Cash flows from financing activities
 Issuances of common stock                                  -           2,000           27,000
 Increase in due to related party                           -           9,438              195
Net cash provided by financing activities                   -          11,438           27,195

Net increase in cash                                    5,017           1,428           12,089
Cash - beginning                                        7,072               -                -
Cash - ending                                     $    12,089    $      1,428     $     12,089

Supplemental disclosures:
 Interest paid                                    $         -    $          -     $          -
 Income taxes paid                                $         -    $          -     $          -

Non-cash transactions:
 Shares issued for services provided              $   100,000    $          -     $    100,000
 Number of shares issued for services              10,000,000               -       10,000,000






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

In February 2003, the number of search clicks originating from www.SearchEstelle.com underwent a 300% increase over the prior month. Combined site traffic exceeded two million unique visitors in March 2003 and reached three million unique user session in each month of April, May and June 2003. In ERYA's estimation, within two months of the launch, the reach of ERYA's web "properties" became larger than that of such prominent Internet models as Cindy Margolis, Sofia Vergara, and Sarah Jane combined.

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