Form 10QSB
period 2003-09-30
KARMA MEDIA INC
filed 2003-11-14
CIK 1171326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2003

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT
       For the transition period from _________________ to
                        _________________

                Commission file number 333-86518

                       Karma Media, Inc.
   (Exact name of small business issuer as specified in its
                           charter)

              Nevada                        75-3025152
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                     5006 Coolidge Avenue
                Culver City, California 90230
          (Address of principal executive offices)

                         (310) 397-1200
                  (Issuer's telephone number)

                        Estelle Reyna, Inc.
                (formerly, Le Gourmet Co., Inc.)

                        8343 East Earll
                    Scottsdale, Arizona 85251
          (Former name, former address and former fiscal
                year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 14,030,000 shares issued and outstanding as of November 12, 2003.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.











                        Karma Media, Inc.
                 [formerly Estelle Reyna, Inc.]
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                       September 30, 2003

                               and

                    Statements of Operations
           for the three months and nine months ended
                  September 30, 2003 and 2002,
                               and
                         for the period
        April 21, 1999 (Inception) to September 30, 2003

                               and

                           Cash Flows
                    for the nine months ended
                  September 30, 2003 and 2002,
                               and
                         for the Period
        April 21, 1999 (Inception) to September 30, 2003

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

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Karma Media, Inc.
[formerly Estelle Reyna, Inc.]
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Karma Media, Inc. [formerly Estelle Reyna, Inc.] (a Nevada corporation) (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period April 21, 1999 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period April 21, 1999 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Karma Media, Inc. [formerly Estelle Reyna, Inc.] (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and our report dated February 27, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
-----------------------------
November 11, 2003





                             -5-  F1






                        Karma Media, Inc.
                 [formerly Estelle Reyna, Inc.]
                  (a Development Stage Company)
                          Balance Sheet
                           (unaudited)

                                                         September 30,
                                                              2003
Assets                                                   -------------

Current assets:
 Cash                                                    $   18,951
 Accounts receivable                                         11,126
 Inventory                                                    1,163
                                                         -------------
   Total current assets                                      31,240
                                                         -------------

                                                         $   31,240
                                                         =============

Liabilities and Stockholders' Equity

Current liabilities:
 Accrued expenses                                        $    2,428
                                                         -------------
   Total current liabilities                                  2,428
                                                         -------------
Stockholders' equity:
 Common stock, $0.001 par value, 25,000,000 shares
   authorized, 14,030,000 shares issued and outstanding      14,030
 Additional paid-in capital                                 112,970
 (Deficit) accumulated during development stage             (98,188)
                                                         -------------
                                                             28,812
                                                         -------------

                                                         $   31,240
                                                         =============


 The accompanying notes are an integral part of these financial statements.







                             -6-  F2







                        Karma Media, Inc.
                 [formerly Estelle Reyna, Inc.]
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                                                                                               April 21, 1999
                                                            For the three months        For the nine months     (Inception)
                                                                    ended                      ended                 to
                                                                 September 30,              September 30,       September 30,
                                                               2003        2002           2003        2002          2003
                                                         ------------  -----------   -----------  -----------   -------------

Revenue                                                  $    77,819   $        -    $  164,520   $        -    $  164,658
                                                         ------------  -----------   -----------  -----------   -------------
Expenses:
 Direct cost of services                                      49,076            -        89,838            -        89,861
 General and administrative expenses                          19,667          883        53,910       11,403        72,985
 General and administrative expenses - related                     -            -       100,000            -       100,000
party                                                    ------------  -----------   -----------  -----------   -------------
  Total expenses                                              68,743          883       243,748       11,403       262,846
                                                         ------------  -----------   -----------  -----------   -------------

Net income (loss)                                        $     9,076   $     (883)   $  (79,228)  $  (11,403)   $  (98,188)
                                                         ============  ===========   ===========  ===========   =============

Weighted average number of common
 shares outstanding - basic and fully diluted             17,015,328   10,163,043    18,400,623   10,054,945
                                                         ============  ===========   ===========  ===========

Net income (loss) per share - basic and fully diluted    $      0.00   $    (0.00)   $    (0.00)  $    (0.00)
                                                         ============  ===========   ===========  ===========




 The accompanying notes are an integral part of these financial statements.









                             -7-  F3





                        Karma Media, Inc.
                 [formerly Estelle Reyna, Inc.]
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)

                                                                                   April 21, 1999
                                                     For the nine months ended       (Inception)
                                                  -----------------------------           to
                                                            September 30,            September 30,
                                                        2003            2002             2003
                                                  -------------   -------------    ---------------

Cash flows from operating activities
Net (loss)                                        $   (79,228)    $   (11,403)     $   (98,188)
Shares issued for services                            100,000               -          100,000
Adjustments to reconcile net (loss) to net
 cash provided (used) by operating activities:
 (Increase) in accounts receivable                    (11,126)              -          (11,126)
 (Increase) in inventory                                    -            (165)          (1,163)
 Increase in accounts payable                           2,428             145            2,428
                                                  -------------   -------------    ---------------
Net cash provided (used) by operating activities       12,074         (11,423)          (8,049)
                                                  -------------   -------------    ---------------
Cash flows from financing activities
 (Increase) in funds held in escrow                         -         (25,000)               -
 Issuances of common stock                                  -          27,000           27,000
 Increase (decrease) in due to  related party            (195)          9,438                -
                                                  -------------   -------------    ---------------
Net cash provided (used) by financing activities         (195)         11,438           27,000
                                                  -------------   -------------    ---------------

Net increase in cash                                   11,879              15           18,951
Cash - beginning                                        7,072               -                -
                                                  -------------   -------------    ---------------
Cash - ending                                     $    18,951     $        15      $    18,951
                                                  =============   =============    ===============

Supplemental disclosures:
 Interest paid                                    $         -     $         -      $         -
                                                  =============   =============    ===============
 Income taxes paid                                $         -     $         -      $         -
                                                  =============   =============    ===============
Non-cash transactions:
 Shares issued for services provided              $    100,000    $         -      $   100,000
                                                  =============   =============    ===============
 Number of shares issued for services                2,000,000              -        2,000,000
                                                  =============   =============    ===============




 The accompanying notes are an integral part of these financial statements.





                             -8-  F4





                        Karma Media, Inc.
                 [formerly Estelle Reyna, Inc.]
                  (a Development Stage Company)
                              Notes

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $98,188 for the period from April 21, 1999 (inception) to September 30, 2003, and has generated $164,658 in revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough cash to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - History and organization

On   March  17,  2003,  the  Company  amended  its  articles   of
incorporation to change its name to Estelle Reyna, Inc.

On September 11, 2003, the Company amended its articles of incorporation to change its name to Karma Media, Inc.

Note 4 - Stockholders' equity

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




                             -9-  F5





                        Karma Media, Inc.
                 [formerly Estelle Reyna, Inc.]
                  (a Development Stage Company)
                              Notes

On February 28, 2003, the Company declared a stock dividend to its shareholders. Each shareholder of record as of February 28, 2003 received four shares of the Company's $0.001 par value common stock for each common share owned.

On July 14, 2003, Michelle Quinlan, the former president and CEO of the Company, cancelled 8,470,000 shares of the Company's
$0.001 par value common stock.

Note 5 - Related party transactions

During the quarter ended September 30, 2003, Michelle Quinlan, the president and CEO of the Company, received $195 and the Company paid the entire balance of the loan. This amount does not bear any interest and is due upon demand.

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

Management's Discussion

Karma Media, Inc. ("KRMA" or the "Company") was incorporated in the State of Nevada on April 21, 1999 as Le Gourmet Co., Inc. Until March 2003, KRMA was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet. As Le Gourmet Co., Inc., KRMA had only limited start-up operations and generated negligible revenues.

In February 2003, upon joining KRMA's management team, Dominique Einhorn and Estelle Reyna contributed, free of any encumbrances or liens, certain assets and assigned certain revenue streams to the Company, which resulted in a broader offering of Internet-based products and services. In particular, Dominique Einhorn and Estelle Reyna assigned all revenues currently generated by their online properties, EstelleReyna.com and SearchEstelle.com to KRMA. Estelle Reyna and Dominique Einhorn also gifted to KRMA at no cost the following assets:

1.   Domain names and web sites:
 a)   www.EstelleReyna.com
 b)   www.SearchEstelle.com
2.   The Estelle Reyna ISS (interactive screen saver)

Finally, Estelle Reyna also assigned to the Company all her modeling revenues earned starting February 14, 2003. The initial assignment had a duration of one year, renewable by the board of directors upon expiration.

On July 14, 2003, Michelle Quinlan and Michael Quinlan both resigned as directors and officers of the Company. Ms. Quinlan also instructed the Company to cancel 8,470,000 of the 10,000,000 shares previously owned by her. As a result, the Company will has experienced a change in control. The Company's issued and outstanding shares were reduced to 14,030,000.

Also on July 14, 2003, the Board of Directors elected Mike Markwell to serve as Director, Treasurer, and Vice President of Business Development of the Company, and Estelle Reyna, aka Esther Bermudez, as a Director and Chairperson of the Board of Directors. Ms. Reyna had been serving as Executive Vice
President of the Company since March, 2003. The Board also appointed Dominique Einhorn to serve as President and CEO. Mr. Einhorn had been serving as an Executive Officer of the Company since March, 2003.

In the initial approximately fifty-four month operating period from April 21, 1999 (inception) to September 30, 2003, KRMA generated $164,658 in revenues while incurring $262,846 in general and administrative expenses. Thus, the cumulative net loss for the period from April 21, 1999 (inception) to September 30, 2003 was $98,188. The cumulative net loss is attributable primarily to the costs of attracting a management team and the costs of start-up operations.

Liquidity and Capital Resources

During the quarter ended September 30, 2003, the Company paid the entire balance of $195 of the outstanding loan to Michelle
Quinlan, the former president and CEO of the Company.

As  of  September 30, 2003, KRMA had $28,812 in working  capital.
KRMA's current assets as of September 30, 2003 consisted of $18,951 in cash, $11,126 in receivables, and $1,163 in inventory.

KRMA  believes  that  it  has sufficient  resources  to  continue
operations   for   the  next  twelve  months.   However,   KRMA's
independent  auditors  have  expressed  substantial  doubt  about
KRMA's ability to continue as a going concern.

Plan of Operation

KRMA's core business has been focused on the production of content for print, video, and Internet applications targeting primarily the male audience. While the Company is still actively pursuing this market, it has also broadened its offerings to include full service marketing campaigns on behalf of clients, as well as a systematic online marketing strategy for its own offerings.

Dubbed the "War Room," this strategy represents the Company's proprietary back-office execution platform. The War Room combines roughly 100 marketing weapons, all designed to generate customer acquisition and merchant transactions while providing full accountability and measuring exact return on investment on each client campaign.

In addition, due to Ms. Reyna's growing popularity and the numerous requests she receives from non-profit organizations asking for her patronage, KRMA has further extended its business model to become a full-fledged cause-related marketer.

KRMA's official mission statement is to foster social change by creating awareness and fundraising campaigns for noble, non-profit causes via the use of Internet technologies.

In order to build awareness about its new product suite, KRMA launched two new web sites:

*    www.karmamedia.com, and

*    www.karmajunction.com.

The first web site, www.karmamedia.com, is the Company's consumer front end, an online community that showcases participating charities and the promotional offers from Karma Media's client merchants. The site displays the Company's philosophy and commitment. It also offers interactive components such as trivia games and discussion boards. KarmaMedia.com serves the dual purpose of educating the consumer about the causes Karma Media supports and, above all, explains the Company's strategy of supporting charitable organizations via "cashless donations," such as online shopping and sponsored searches.

The second web site, www.karmajunction.com, is the Company's business-to-business solution. It is a concept that matches socially responsible companies with like-minded consumers via the use of merchant affiliation programs. Karma Junction serves as an application service provider (ASP) to the affiliate industry.

KRMA is expanding its position as a cause-related technology marketing company. The Company has developed a cause-related marketing model that involves consumers, businesses and charities in a concept where one contributes to the benefit of the other in complete symbiosis. Karma Media's growth strategy revolves around a proprietary customer acquisition model that takes the guesswork out of a merchant's marketing budget by providing full accountability to the client on the back of a straight pay for performance business model. The Company is confident it can roll out its aggressive business plan, especially with the help of its Chairman, Latin model and Internet celebrity Estelle Reyna who was recently dubbed as the most downloaded women on the Internet.

Ms. Reyna's name, growing popularity (loyal fan base exceeding 300,000 individuals) and numerous, ongoing media appearances provide the Company with significant leverage in building the Karma Media brand and attracting merchants and consumers alike.

On August 4, 2003, KRMA signed a new web hosting and server co-location agreement with The Planet Internet Services, located at 1950 Stemmons Freeway, Suite 3048, in Dallas, TX 75207. The
Company expects this new service agreement to accommodate its planned growth in the coming year.

KRMA's strategy rests on successful branding and the creation of new and innovative channels of distribution. KRMA believes that strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, KRMA's Officers have concluded that KRMA's disclosure controls and procedures are effective to ensure that information required to be disclosed by KRMA in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to KRMA's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in KRMA's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On July 14, 2003, the Company and Michelle Quinlan, the former president and CEO, by mutual consent cancelled 8,470,000 shares of the Company's $0.001 par value common stock previously owned and controlled by Ms. Quinlan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit  Name and/or Identification of Exhibit
Number
------   ---------------------------------------
   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of Le Gourmet Co., Inc. filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (b) Bylaws of Le Gourmet Co., Inc. adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (c)  Certificate Of Amendment of Articles of
         Incorporation of Le Gourmet, Inc., incorporated by reference to the Information Statement on Form 14(C), filed with the SEC on March 24, 2003.

Exhibit  Name and/or Identification of Exhibit
Number
------   ---------------------------------------

  10.    Material Contracts
         (a) Publishing Contract/Release Form, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (b) Correspondence with Mr. Einhorn and Ms. Reyna Regarding a Gift of Assets and Assignment of Revenues incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 13, 2003.
         (c)  Independent Contractor Agreement with Matthew
              Boyce, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (d)  Marketing Agreement between Prince Marketing
              Group, Inc. and Estelle Reyna, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (e) Broadcast Agreement between MBE 247, Markwell Productions, and Estelle Reyna Incorporated, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (f) The Planet Internet Services Terms and Conditions of Service.

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

                          Karma Media, Inc.
                          -----------------
                            (Registrant)

      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Dominique Einhorn       President & CEO, Director     November 12, 2003
---------------------
  Dominique Einhorn

  /s/ Estelle Reyna            Secretary, Director        November 12, 2003
---------------------
    Estelle Reyna

  /s/ Mike Markwell           Treasurer, Director,        November 12, 2003
---------------------          Principal Financial
     Mike Markwell             Officer, Principal
                               Accounting Officer