Form 10KSB
period 2003-12-31
KARMA MEDIA INC
filed 2004-04-09
CIK 1171326

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to ________________

                Commission file number 333-86518

                        Karma Media, Inc.
                    -------------------------
         (Name of small business issuer in its charter)

           Nevada                            75-3025152
       --------------                       ------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

9660 Flair Drive, Suite 328,                    91731
    El Monte, California
-----------------------------                 ---------
    (Address of principal                    (Zip Code)
     executive offices)

            Issuer's telephone number: (310) 397-1200

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on
                                          which registered

-----------------------------     ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 25,000,000 shares authorized
* 14,800,000 shares issued and outstanding as of December 31, 2003
* 14,800,000 shares issued and outstanding as of March 26, 2004

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $397,902 for the year ended December 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $2,006,900 as of April 6, 2004.





                             -i-








                         TABLE OF CONTENTS

                                                               PAGE
PART I                                                           2
 Item 1. Description of Business.                                2
 Item 2. Description of Property.                                6
 Item 3. Legal Proceedings.                                      6
 Item 4. Submission of Matters to a Vote of Security Holders.    7
PART II                                                          8
 Item 5. Market for Common Equity and Related Stockholder
         Matters.                                                8
 Item 6. Management's Discussion and Analysis or Plan of
 Operation.                                                     11
 Item 7. Financial Statements.                                  14
 Item 8. Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                    26
 Item 8a. Controls and Procedures                               26
PART III                                                        27
 Item 9. Directors, Executive Officers, Promoters and Control
 Persons                                                        27
 Item 10. Executive Compensation.                               28
 Item 11. Security Ownership of Certain Beneficial Owners and
 Management.                                                    29
 Item 12. Certain Relationships and Related Transactions.       29
 Item 13. Exhibits and Reports on Form 8-K.                     30
 Item 14. Controls and Procedures.                              31
SIGNATURES                                                      32

PART I

Item 1. Description of Business.

A.   Business Development and Summary

Karma Media, Inc. ("Karma Media" or the "Company") was incorporated in the State of Nevada on April 21, 1999 as "Le Gourmet Co., Inc." Until March 2003, Karma Media was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet. As Le Gourmet Co., Inc., Karma Media had only limited start-up operations and generated negligible revenues. In March-April 2003, Karma Media implemented a management restructuring and a name change to `Estelle Reyna, Inc.' Karma Media refocused its business plan and repositioned itself as a multimedia marketing company. In September 2003, the Company implemented another name change to its current name, Karma Media, Inc. The purpose behind that most recent name change was to emphasize the Company's focus on Internet marketing campaigns to socially responsible merchants and the promotion of products and services over the web to consumers who support the advancement of non-profit and charitable causes.

Karma Media's administrative office is located at 9660 Flair Drive, Suite 328, El Monte, California, 91731, telephone (310) 397-1200.

Karma Media's fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

Karma Media provides Internet marketing campaigns to socially responsible merchants that market products and services over the web to like-minded consumers who support the advancement of non-profit and charitable causes. The Company does this by matching merchant clients with consumers desiring to support charitable organizations through online purchases. Participating merchants systematically donate a portion of all sales generated through the network of Karma Media affinity partners to a designated charity. The Company's goal is to establish Karma Media as one of the contenders in the field of cause-related marketing online. The management of Karma Media believes that a merchant's association with a good cause may redefine the way consumers shop online and positively affect the merchant's overall sales and customer loyalty.

Among  the Company's client roster are such notable names as:  The
Special  Wish  Foundation,  5-time  NBA  champion  Dennis   Rodman
(www.DennisRodman.tv), ImmunoCorp, and Xtrax.

Every new merchant pays a standard set-up fee ranging anywhere from $5,000 to $20,000. A portion of that set-up fee goes into an advertiser's escrow account to pay for commissions due to affiliates when they generate a sale, as well as an override to the Company and participating charities. Karma Media also earns a recurring "bounty" for each transaction generated on behalf of the client, either on a flat fee or a percentage of sales. The
Company expects this monthly recurrent revenue stream will significantly exceed revenues generated from set-up fees.

(2)  Distribution Methods of the Products or Services

Karma Media relies on the Internet as the primary marketing and distribution medium. The two recently launched web sites (www.karmamedia.com and www.karmajunction.com) are at the center of Karma Media's distribution effort.

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

The second web site, www.karmajunction.com, is the Company's Business to Business (B2B) affiliate marketing Application Service Provider (ASP). The concept matches socially responsible companies with like-minded consumers via the use of merchant affiliate programs. The Company's proprietary back-office execution platform features a variety of tools to generate customer acquisition and merchant transaction with full audit-trail capabilities. Karma Media currently promotes in excess of 200 affiliate programs and is considered a "super affiliate," or a top echelon affiliate, with respect to most of these programs. Management's immediate goal is to secure non-competing client-merchants in various business verticals such as real estate, mortgage, consumer banking and other industries. The Company's focus on negotiating directly with prospective merchants and restricting offers to those who are willing to offer fair compensation will enable them to insure the growth and retention of affiliates in their network in relation to other programs that exist.

In its customer acquisition efforts, Karma Media also leverages popularity and numerous ongoing media appearances of its Chairman and spokesperson, Latin supermodel and Internet celebrity, Estelle Reyna. Ms. Reyna has been dubbed as one of the most downloaded women on the Internet with an estimated fan base in excess of 300,000 individuals. www.estellereyna.com and www.estelle.tv direct the user to Ms. Reyna's modeling portfolio, biography, a history of her media appearances, etc. These sites also allow companies to inquire about Ms. Reyna's services, hire her for special events or license her images for promotional purposes. www.searchestelle.com is a search site that bears the look and feel of Ms. Reyna. Karma Media receives compensation on a cost per click basis from select advertisers on the site. Ms. Reyna is also actively engaged in goodwill campaigns, such as the recent "Support U.S. Troops" program via eMailOurMilitary.com and
Operation Solider Support, which donated autographed posters and memorabilia to troops in the Middle East.

Recently, Karma Media completed the production of its first television show for distribution in Spanish and English markets via the KarmaJunction.com website as well as satellite and cable providers. Karma Media's first video product is a travel show hosted by Ms. Reyna and entitled "Estelle's Paradise." A preliminary English-language cut of Estelle's Paradise can be viewed at www.estelle.tv/paradise. The final product will air on television and will be released on DVD through standard wholesale channels.

By early 2004, Karma Media rolled out an advertising and branding campaign with the release of two 30-second television commercials on CoLours Television Network, which is available to all 19.5 million viewers of the Dish Network as part of Dish Network's basic programming package.

(3)  Status of any announced new product or service

www.estellereyna.com and www.estelle.tv are the homepages for Karma Media's chairperson, Estelle Reyna. Both sites direct the user to the same content, Estelle Reyna's modeling portfolio, biography, a history of her media appearances, etc. These sites also allow companies to inquire about Ms. Reyna's services, hire her for special events or license her images for promotional purposes.

www.searchestelle.com is a search site that bears the look and feel of Ms. Reyna. Karma Media receives compensation on a cost per click basis from select advertisers.

The Company has also worked on improving the content of its travel show, "Estelle's America." The new show will feature more content and better distribution and will air under the name "Estelle's Paradise." A sampler of the show is available at www.estelle.tv/paradise.

(4)  Industry background and competition

In Karma Media's estimation, about 80% of today's e-merchants offer affiliate programs through some of Karma Media's main competitors in the industry such as Commission Junction, Linkshare, BeFree, ClickXchange and WebSponsors. However, to the best of the knowledge of the Company's management, none of these competitors offer altruistic affiliate programs. It appears that "cause-driven" marketing is a powerful tool for merchants to garner incremental brand equity and market share. Karma Media believes that consumers are likely to switch brands and retailers when such brands and retailers are associated with a good cause, assuming price and quality are equal.

Karma Media's existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than Karma Media. This may allow them to devote greater resources than Karma Media can to the development and promotion of their free Web sites and/or subscription and pay-per-view services. These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their subscription-based content. As a result, it is possible that Karma Media may have difficulty competing for users and subscribers.

Many websites compete with Karma Media's sites for visitors, subscribers, advertisers and e-commerce partners and Karma Media expects this competition to increase in the future. Karma Media believes that the primary competitive factors in its markets include brand recognition, the quality of content and products, technology, pricing, ease of use, sales and marketing efforts and user demographics. Karma Media believes that it competes favorably with respect to each of these factors.

(5) Sources and availability of raw materials and the names of principal suppliers

Karma Media's promotional and marketing efforts depend substantially on media content derived from Ms. Reyna's work. However, the Company is in the business of driving transactions for third party merchants. As such, Karma Media does not rely or depend on any particular supplier.

(6)  Customers

Among the Company's client roster are such notable names as: The Special Wish Foundation, 5-time NBA champion Dennis Rodman (www.DennisRodman.tv), ImmunoCorp, Xtrax, and Karma Media's Chairman and spokesperson, Latin supermodel and Internet celebrity, Estelle Reyna. Karma Media drives transactions to over 300 merchant sites. While revenues attributable to some clients are larger, no client individually accounts for a significant percentage of the overall revenue stream. At this time, Karma Media does not anticipate that its business will depend disproportionately on any particular client or a group of clients.

(7)  Intellectual Property

Karma Media does not have any patents, trademarks, licenses, franchises, concessions or royalty agreements.

(8)  Need for Government Approval

None.

(9)  Effect of existing or probable government regulations

Karma Media is subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

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

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner, in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way Karma Media does business or could create uncertainty on the Internet. This could reduce demand for Karma Media's services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm Karma Media's business. In addition, because Karma Media's services will be accessible worldwide, and Karma Media plans to facilitate sales of goods to users worldwide, foreign jurisdictions may claim that Karma Media is required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require Karma Media to change its business practices or restrict service offerings relative to those in the U.S. Karma Media's failure to comply with foreign laws could subject Karma Media to penalties ranging from fines to bans on Karma Media's ability to offer its services.

(10) Cost of Research and Development

Most of Karma Media's direct costs of services and general & administrative expenses cover the costs of management and development of new Internet/website applications. During the year ended December
31, 2003, the combined diret costs of services and general administrative expenses were equal to approximately $403,863.

(11) Costs and effects of compliance with environmental laws

None applicable.

(12) Employees

Karma Media does not have any employees, but relies on the services of its officers and directors and a number of independent consultants to perform duties ranging from day to day management of operations to graphic design, programming, and bookkeeping. The Company retains the services of about 8 to 12 consultants at all times, depending on the workload.

C.   Reports to Security Holders

(1)   Karma  Media  will  furnish  its  shareholders  with  annual
  financial   reports  certified  by  Karma  Media's   independent
  accountants.

(2) Karma Media is a reporting issuer with the Securities and Exchange Commission. Karma Media will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3) The public may read and copy any materials Karma Media files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov).

Item 2. Description of Property.

Karma Media does not have partial or complete ownership of any real estate property.

Item 3. Legal Proceedings.

Karma Media is not a party to any pending or contemplated legal proceeding, by a governmental or another authority.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2003, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The common stock of Karma Media is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "KRMA." Public listing of the common stock commenced on January 29, 2003 under the symbol LGRM. Prior to that time, there was no public market for Karma Media's common stock. On March 24, 2003, the trading symbol changed to "ERYA," and on September 24, 2003 the trading symbol changed to "KRMA."

The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Boardr for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                  Low       High
                                                  Bid       Bid

Three months ended March 31, 2003                $ 0.00   $ 0.77
Three months ended June 30, 2003                 $ 0.55   $ 1.05
Three months ended September 30, 2003            $ 0.51   $ 0.80
Three months ended December 31, 2003             $ 0.50   $ 1.25

Holders

As of March 26, 2004, Karma Media had approximately 14,800,000 shares of $0.001 par value common stock issued and outstanding held by approximately thirty (30) shareholders of record. Karma Media's Transfer Agent is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, AZ 85251, phone (480) 481-3940.

Dividends

Karma Media has never declared or paid any cash dividends on its common stock. For the foreseeable future, Karma Media intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Karma Media's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

The  following information covers all securities that Karma  Media
sold   within  the  past  three  years  without  registering   the
securities under the Securities Act:

In February 2003, Karma Media issued 5,000,000 shares of common stock (retroactively restated to reflect the split that took effect in March 2003) to Dominique Einhorn and 5,000,000 shares of common stock (retroactively restated to reflect the split that took effect in March 2003) to Estelle Reyna. The Company issued these shares as compensation to these two individuals for joining Karma Media in managerial capacities. Karma Media valued that issuance of common stock at $0.01 per post-split share. At the time of the issuance, Mr. Einhorn and Ms. Reyna were in possession of all available material information about Karma Media. Also, Mr. Einhorn and Ms. Reyna had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media. On the basis of these facts, Karma Media claims that the issuance of stock to Mr. Einhorn and Ms. Reyna was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Also in February 2003, the Board of Directors of Karma Media unanimously approved a 5-for-1 forward stock split, recorded as a stock dividend to each of the holders of common stock of the Company at the rate of four shares of common stock for each share then owned with a record date of February 28, 2003 and a distribution date of March 3, 2003.

In August 2003, Karma Media issued 770,000 shares of common stock to approximately twelve individuals, including one officer & director and one essential employee of the Company. Karma Media issued the shares for a subscriptions receivable of $770 and for services rendered of $37,730 based on the fair market value of the stock, which was estimated at $0.05 per share at the time of such sale. At the time of the issuance, the twelve individuals (a) were in possession of all available material information about Karma Media, and (b) had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media. On the basis of these facts, Karma Media claims that the issuance of stock in August 2003 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In December 2003, Karma Media executed a consulting agreement with Christopher Pair. Mr. Pair received a 10-year warrant to purchase, at an exercise price of $0.50 per share, up to 20% of the Company's outstanding shares of common stock on a fully-diluted basis, on customary terms and conditions, including full anti-dilution and price protection and cashless exercise. The parties agreed that, as of December 2003, up to 3,000,000 shares of common stock were subject to the warrant. At the time of the issuance, Mr. Pair (a) was in possession of all available material information about Karma Media, and (b) had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media. On the basis of these facts, Karma Media claims that the issuance of the warrant to Mr. Pair in December 2003 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Utilizing the Black Scholes formula (assuming a 10 year life, no expected dividends, volatility of 80%, and a risk-free interest rate of 4.41%) and applying a discount for lack of marketability, the Company determined that the fair value of the warrant issued was $777,357. Karma Media recorded that value as an expense to be amortized over a five-year period.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements included in this report.

A.   Management's Discussion

Developments and Results of Operation in 2003

Until March 2003, Karma Media was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet. During that period, the Company had only limited start-up operations and generated negligible revenues.

In February 2003, upon joining Karma Media's management team, Dominique Einhorn and Estelle Reyna contributed, free of any encumbrances or liens, certain assets and assigned certain revenue streams to the Company, which resulted in a broader offering of Internet-based products and services. In addition, Estelle Reyna assigned to the Company all revenues from her modeling and personal appearances earned starting February 14, 2003. The initial assignment had a duration of one year, renewable by the board of directors upon expiration.

In the fiscal year ended December 31, 2003, Karma Media generated approximately $397,902 in revenue versus approximately $138 in 2002. During the year ended December 31, 2003, total expenses amounted to approximately $1,183,181 for a pre-tax loss of approximately $785,279. The major components of the Company's expenses were direct costs of services equal to approximately $171,985, compensation to officers and directors of approximately $157,600, consulting fees of approximately $777,357, depreciation of approximately $1,961, and other general and administrative expenses of approximately $74,278. In lieu of cash disbursements, Karma Media used issuances of restricted stock to cover approximately $137,730 in expenses. The Company also issued a warrant valued at approximately $777,357 to pay for consulting services. Excluding such non-cash compensation, Karma Media's revenues exceeded expenses by approximately $129,808. For the year ended December 31, 2003, Karma Media recorded a tax liability of approximately $7,400. The resulting net loss for the year was approximately $792,679, or $0.05 per share of basic and fully diluted basis.

The majority of the Company's revenues were attributable to an increase in payments derived from the Company's online marketing campaigns conducted on behalf of clients as well as an increase in affiliate royalties collected from merchants.

This  net  loss  was  attributable  primarily  to  the  costs   of
attracting a management team, engaging the services of consultants, and advertising and media costs the Company incurred in the execution of client marketing campaigns

During the year ended December 31, 2003, the Company purchased $11,765 in computers and equipment and had a depreciation expense of $1,961.

On July 14, 2003, Karma Media signed an engagement letter with former NBA player Dennis K. Rodman. The agreement calls for Karma Media to launch an online marketing campaign on behalf of Dennis
K. Rodman.

On August 4, 2003, Karma Media signed a new web hosting and server co-location agreement with The Planet Internet Services, located at 1950 Stemmons Freeway, Suite 3048, in Dallas, TX 75207. The Company expects this service agreement to accommodate its planned growth in the coming year.

On December 1, 2003, Karma Media signed a marketing agreement with A Special Wish Foundation, a non-profit organization whose charitable mission is to grant the wishes of children under the age of 21 and diagnosed as having a life-threatening disorder.

Effective December 4, 2003, Karma Media entered into a consulting agreement with Christopher Pair. Mr. Pair (a) received a 10-year warrant to purchase, at an exercise price of $0.50 per share, up to 20% of the Company's outstanding shares of common stock on a fully-diluted basis, on customary terms and conditions, including full anti-dilution and price protection and cashless exercise (the parties agreed that, as of December 2003, up to 3,000,000 shares of common stock were subject to the warrant) and (b) will receive a consulting fee based on 20% of the gross cash receipts of the Company less all expenditures and other amounts paid by or for the account of the Company during the same period. Revenues generated from CharityBuy International, Inc., personal appearances of performances of Estelle Reyna, or income generated from the sale of any items on from Estelle Reyna's web site are exempt from the agreement. The consulting agreement calls for Mr. Pair to provide services and advice to the Company's business affairs. Mr. Pair is the former CEO of Herbalife International, a $1.8 billion global consumer products nutritional/wellness company with 100+ food and dietary supplements, weight-control foods and personal care products, and a network of over one million independent distributors in 54 countries. Mr. Pair's leadership qualities should help Karma Media in translating strategic concepts into tightly focused, tactical programs that would streamline operations, lower costs, and should help build a more efficient organization.

Liquidity and Capital Resources

As of December 31, 2003, Karma Media had $120,644 in working capital. Karma Media's current assets as of December 31, 2003 consisted of $106,668 in cash, $18,228 in receivables, and a deposit of $5,179.

During the year ended December 31, 2003, the Company increased its cash and cash equivalents from $7,072 at the beginning of the year to $106,668 on December 31, 2003. The net increase in cash for the year was $99,596.

Karma Media believes that it has sufficient resources to continue operations for the next twelve months.

B.   Plan of Operation

The implementation of Karma Media's business plan in 2003 solidified the Company's focus on full service marketing campaigns on behalf of clients. Leveraging Ms. Reyna's popularity, media appearances, and the numerous requests she receives from non-profit organizations asking for Ms. Reyna's patronage, Karma Media has steered itself to become a full-fledged cause-related marketer.

Karma Media's official mission statement is to foster social change by creating awareness and fundraising campaigns for noble, non-profit causes via the use of Internet technologies.

In order to build awareness about its new product suite, Karma Media launched two new web sites in 2003, www.karmamedia.com and www.karmajunction.com. The Company is currently redesigning and updating www.karmamedia.com to better reflect its philosophy and business model.

Moving forward, Karma Media plans to expand its position as a cause-related technology marketing company. The Company's cause-related marketing model involves consumers, businesses and charities in a concept where one contributes to the benefit of the other. Karma Media's growth strategy revolves around a proprietary customer acquisition model that takes the guesswork out of a merchant's marketing budget by providing full accountability to the client on the back of a straight pay for performance business model. The Company is confident it can roll out its aggressive business plan, especially with the help of Ms. Reyna who was recently dubbed as the most downloaded women on the Internet.

Ms. Reyna's name, growing popularity (loyal fan base exceeding 300,000 individuals) and numerous, ongoing media appearances provide the Company with significant leverage in building the Karma Media brand and attracting merchants and consumers alike.

Karma  Media's  strategy  rests on  successful  branding  and  the creation of new and innovative channels of distribution. Strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

Item 7. Financial Statements.








                         Karma Media, Inc.
                  [formerly Estelle Reyna, Inc.]

                          Balance Sheets
                               as of
                    December 31, 2003 and 2002

                                and

                     Statement of Operations,
                     Stockholders' Equity, and
                            Cash Flows
                        for the years ended
                    December 31, 2003 and 2002

                         TABLE OF CONTENTS





                                                       PAGE

Independent Auditors' Report                                    1

Balance Sheets                                                  2

Statements of Operations                                        3

Statement of Stockholders' Equity                               4

Statements of Cash Flows                                        5

Footnotes                                                       6

Beckstead and Watts, LLP
Certified Public Accountants
                                           3340 Wynn Road, Suite B
                                               Las Vegas, NV 89102
                                                      702.257.1984
                                                702.362.0540 (fax)

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Karma Media, Inc.
[formerly Estelle Reyna, Inc.]

We have audited the Balance Sheets of Karma Media, Inc. [formerly Estelle Reyna, Inc.] (the "Company"), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Karma Media, Inc. [formerly Estelle Reyna, Inc.] as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Beckstead and Watts, LLP
----------------------------
April 6, 2004




                             -13-          F1





                         Karma Media, Inc.
                  [formerly Estelle Reyna, Inc.]
                          Balance Sheets

                                                   December 31,
                                                2003         2002
                                             ------------  ------------
Assets

Current assets:
 Cash and equivalents                        $  106,668    $    7,072
 Accounts receivable                             18,228             -
 Deposits                                         5,179             -
 Inventory                                            -         1,163
                                             ------------  ------------
   Total current assets                         130,075         8,235
                                             ------------  ------------

Fixed assets, net                                 9,804             -
                                             ------------  ------------

                                             $  139,879    $    8,235
                                             ============  ============
Liabilities and Stockholders' Equity

Current liabilities:
 Accrued expenses                            $    2,031    $        -
 Due to related party                                 -           195
 Income tax payable                               7,400             -
                                             ------------  ------------
   Total current liabilities                      9,431           195
                                             ------------  ------------

Stockholders' equity:
 Common stock, $0.001 par value,
 25,000,000 shares authorized, 14,800,000
 and 2,500,000 shares issued and
 outstanding as of 12/31/03 and
 12/31/02, respectively                          14,800         2,500

 Additional paid-in capital                     928,057        24,500
 Subscriptions receivable                         (770)             -
 Accumulated (deficit)                        (811,639)      (18,960)
                                             ------------  ------------
                                                130,448         8,040
                                             ------------  ------------
                                             $  139,879    $    8,235

  The accompanying notes are an integral part of these financial statements.





                             -14-          F2






                         Karma Media, Inc.
                  [formerly Estelle Reyna, Inc.]
                     Statements of Operations

                                                 For the years ended
                                                     December 31,
                                                   2003       2002
                                              ------------  ------------

Revenue                                         $ 397,902         138
Cost of goods sold                                      -          23

Gross profit                                      397,902         115

Expenses:
 Direct cost of services                          171,985           -
 General and administrative expenses               74,278      19,075
 General and administrative
expenses - related party                          157,600           -
 Consulting fees                                  777,357           -
 Depreciation                                       1,961           -
                                              ------------  ------------
  Total expenses                                1,183,181      19,075
                                              ------------  ------------

Loss before provision for taxes                  (785,279)    (18,960)

 Provision for income taxes                        (7,400)          -

Net (loss)                                      $(792,679)    (18,960)
                                              ============  ============
Weighted average number of
 common shares outstanding - basic
and fully diluted                              16,430,164   2,134,247
                                              ============  ============
Net (loss) per share - basic and
fully diluted                                   $   (0.05)   $  (0.01)
                                              ============  ============

  The accompanying notes are an integral part of these financial statements.




                             -15-          F3







                         Karma Media, Inc.
                  [formerly Estelle Reyna, Inc.]
                 Statement of Stockholders' Equity


                                                                                               Total
                                                  Additional                                Stockholders'
                              Common Stock         Paid-in     Subscriptions  Accumulated      Equity
                           Shares      Amount      Capital     Receivable      (Deficit)
                        -----------------------------------------------------------------------------------

December 31, 2001
 Balance forward         2,000,000       2,000         -         (2,000)           -              -

March 2002
 Expenses paid for
 by a founder and
 cash for
 subscriptions
 receivable                                                       2,000                         2,000

September 2002
 Issued for cash           500,000         500      24,500                                     25,000

Net (loss)
 For the year ended
 December 31, 2002                                                              (18,960)      (18,960)
                        -----------------------------------------------------------------------------------

Balance, December        2,500,000       2,500      24,500         -            (18,960)        8,040
31, 2002

February 2003
 Issued for
 services                2,000,000       2,000      98,000                                    100,000

February 2003
 Stock dividend         18,000,000      18,000     (18,000)                                         -

July 2003
 Cancellation of        (8,470,000)     (8,470)      8,470                                          -
 shares

August 2003
 Issued for
 subscriptions
 receivable and
 services                  770,000         770      37,730         (770)                       37,730

August 2003
 Warrants issued
 for services                                      777,357                                    777,357

Net (loss)
 For the year ended
 December 31, 2003                                                             (792,679)     (792,679)
                        -----------------------------------------------------------------------------------

Balance, December       14,800,000    $ 14,800   $ 928,057      $  (770)     $ (811,639)    $ 130,448
31, 2003                ===================================================================================



  The accompanying notes are an integral part of these financial statements.




                             -16-          F4






                         Karma Media, Inc.
                  [formerly Estelle Reyna, Inc.]
                     Statements of Cash Flows

                                          For the years ended
                                              December 31,
                                            2003          2002
                                       ------------   -------------
Cash flows from operating activities
Net (loss)                              $ (792,679)    $ (18,960)
Shares issued for services                 137,730             -
Warrants issued for services               777,357             -
Depreciation                                 1,961             -
Adjustments to reconcile net (loss)
to net cash
 provided (used) by
 operating activities:
 (Increase) in accounts receivable         (18,228)            -
 (Increase) in deposits                     (5,179)            -
 Decrease (increase) in inventory            1,163        (1,163)
 Increase in accrued expenses                2,031             -
 Increase in income tax payable              7,400             -
Net cash provided (used) by            ------------   -------------
operating activities                       111,556       (20,123)
                                       ------------   -------------

Cash flows from investing activities
 Purchase of fixed assets                  (11,765)            -
                                       ------------   -------------
Net cash provided by
investing activities                       (11,765)            -
                                       ------------   -------------

Cash flows from financing activities
 Issuances of common stock                       -        27,000
 Increase (decrease) in due to
 related party                                (195)          195
                                       ------------   -------------
Net cash provided by
financing activities                          (195)       27,195
                                       ------------   -------------

Net increase in cash                        99,596         7,072
Cash - beginning                             7,072             -
                                       ------------   -------------
Cash - ending                           $  106,668     $   7,072
                                       ============   =============
Supplemental disclosures:
 Interest paid                          $        -     $       -
                                       ============   =============
 Income taxes paid                      $        -     $       -
                                       ============   =============


  The accompanying notes are an integral part of these financial statements.




                             -17-          F5






                         Karma Media, Inc.
                  [formerly Estelle Reyna, Inc.]
                               Notes

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were cash equivalents in the amount of $0 and $132 as of December 31, 2003 and 2002.

Fixed assets
Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the half-year convention over the estimated useful lives as follows:

               Computers and equipment            3 years

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

Revenue recognition
The  Company  recognizes  income  when  earned  through  affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company's website. The affiliates generally take 30 days to process the commission once the sale occurs. The Company recognizes the commission once they are notified of the amount. For consulting, on-line marketing and sponsorship and appearance income the Company recognizes revenue as services are performed.

Advertising costs
The Company expenses all costs of advertising as incurred. There were advertising costs included in selling, general and administrative expenses of $95,045 and $0 in 2003 and 2002, respectively.

Earnings (loss) per share
Basic earnings (loss) per share are computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was 16,430,164 and 2,134,247 for the years ended December 31, 2003 and 2002, respectively. The fully diluted weighted average number of common shares outstanding was 16,939,753 and 2,134,247 for the years ended December 31, 2003 and 2002, respectively. The computation for earnings per common share, assuming dilution, for the year ended December 31, 2003, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2003 and 2002 totaled 3,000,000 and 0, respectively.




                             -18-          F6





                         Karma Media, Inc.
                  [formerly  Estelle Reyna, Inc.]
                               Notes

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, deposits, inventory, accrued expenses and due to related party. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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




                             -19-          F7





                         Karma Media, Inc.
                  [formerly  Estelle Reyna, Inc.]
                               Notes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. I n addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.




                             -20-          F8





                         Karma Media, Inc.
                  [formerly  Estelle Reyna, Inc.]
                               Notes

Note 3 - Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 U.S federal statutory rate      (34.0%)

                 Valuation reserve                34.0%
                                                ----------
                                       Total         -%
                                                ==========

The Company recorded a provision for income taxes of $7,400 and $0 for the years ended December 31, 2003 and 2002, respectively.

Note 4 - Fixed assets

During the year ended December 31, 2003, the Company purchased $11,765 in computers and equipment and had depreciation expense of $1,961.

Note 5 - Due to related party

During the year ended December 31, 2002, Michelle Quinlan, the former president and CEO of the Company, has loaned the Company a total of $9,438 and the Company has repaid a total of $9,243. As of December 31, 2002, the total amount owed to Ms. Quinlan is $195. This amount does not bear any interest and is due upon demand. During the year ended December 31, 2003, the Company repaid the entire balance of $195.

Note 6 - Stockholders' equity

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




                             -21-          F9





                         Karma Media, Inc.
                  [formerly  Estelle Reyna, Inc.]
                               Notes

On February 14, 2003, the Company issued a total of 2,000,000 shares of its $0.001 par value common stock of the Company to two individuals, who are currently officers and directors of the Company, in exchange for services rendered valued at $100,000.

On February 28, 2003, the Company declared a stock dividend to its shareholders. Each shareholder of record as of February 28, 2003 received four shares of the Company's $0.001 par value common stock for each common share owned.

On July 14, 2003, Michelle Quinlan, the former president and CEO of the Company, cancelled 8,470,000 shares of the Company's $0.001 par value common stock.

On August 28, 2003, the Company issued a total of 770,000 shares of its $0.001 par value common stock to individuals for a subscriptions receivable of $770 and for services rendered of $37,730 based on the fair market value of the stock.

On December 4, 2003, the Company issued a warrant to purchase 3,000,000 shares of its $0.001 par value common stock in exchange for consulting services valued at $777,357.

As of December 31, 2003, there have been no other issuances of common stock.

Note 7 - Warrants and options

On December 4, 2003, the Company issued one warrant to a consultant to purchase 3,000,000 shares of the Company's $0.001 par value common stock. The warrant exercise price is $0.50 per share of common stock and substantially all warrants will expire on or before October 30, 2013. The warrant has been determined to have a market value of $777,357 using the Black-Scholes option pricing model with a market value per common share of $0.50, a risk free rate of return of 4.41%, an exercise period of ten years and a volatility of 80% and was discounted for the lack of marketability.

During the years ended December 31, 2003 and 2002, no warrants have been exercised.

Note 8 - Related party transactions

During the year ended December 31, 2003, the Company paid the president of the Company $5,000 for his services.

During the year ended December 31, 2003, the Company paid the secretary of the Company $52,600 for her services.

Office space and services are provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.






                             -22-          F10







                         Karma Media, Inc.
                  [formerly  Estelle Reyna, Inc.]
                               Notes

Note 9 - Business agreements

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic
planning   and   introducing  potential  business   partners   and
customers.   The agreement provides for (a) consulting  fees  paid
quarterly based on 20% of net revenues; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company's $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then-market closing price of the Company's common stock. The Company then discounted both the then-market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company's common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the year ended December 31, 2003, the Company has paid no consulting fees and has accrued no consulting fees as part of this agreement.
























                             -23-          F11






Item 8.   Changes   In  and  Disagreements  With  Accountants   on
      Accounting and Financial Disclosure.

None.

Item 8a. Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this
report.   Based on that evaluation, the Company's Chief  Executive
Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

Each of Karma Media's directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Company does not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions.

The following table sets forth certain information regarding executive officers and directors of Karma Media as of the date of this Registration Statement:

Name and Address    Age                Position                Director since
-----------------------------------------------------------------------------
Dominique Einhorn    33       President & CEO, Director            2003

Estelle Reyna        31     Vice President-Creative Design,        2003
                              Secretary, Director

Michael C. Markwell  45    Vice President-Business Development,    2003
                             Treasurer, Director, Principal
                                 Financial Officer

Jonathan Marshall    38        National Sales Director              not
                                                                applicable

The persons named above are expected to hold their office/position until the next annual meeting of Karma Media's stockholders.

Background of Directors, Executive Officers, Promoters and Control
Persons

Dominique Einhorn, President & CEO, Director, has been involved in the management of on-line direct marketing strategies since 1993. A graduate from the Universite des Sciences Humaines of Strasbourg, France, Mr. Einhorn (with co-founder Matthew Boyce) launched TheArtAuction.com, a pure online art auction in 1996. TheArtAuction.com was eventually sold to a publicly-traded company. From 1998 to 2001, Mr. Einhorn served as President and CEO of Powerclick, Inc., an Internet marketing and consulting firm, which he eventually sold as well. From 2001 to 2003, Mr. Einhorn was CEO of 101marketing, Inc., an Internet marketing and consulting firm specializing in online media buys on behalf of its client base. From 2002 to present, Mr. Einhorn has been President of The MarketDart Corporation, a marketing company specializing in the financial services industry.

Estelle Reyna (a.k.a. Esther Bermudez), Vice President-Creative Design, Secretary, Director, has been a free-lance translator and editor and a professional model and actress since 1998 to present. In 2002, Ms. Reyna briefly served as Director of Business Development for CharityBuy, Inc., a marketing firm specializing in the development of fundraising strategies for the non-profit industry. Ms. Reyna graduated suma cum laude from the Zurich
University (Linguistics). She worked as a judiciary interpreter for several years in Switzerland where she founded "Uebersetzer im Gericht." The association's objective was to make the public and the judicial community aware of the unique role and function of interpreters in the legal system. Ms. Reyna has been an environmental activist contributing to non-profit organizations like Greenpeace and Amnesty International by rendering advice/consulting services for campaigns in South America.

Michael C. Markwell, Vice President-Business Development, Treasurer, Director, and Principal Financial Officer, has been the owner of Markwell Media Production/Distribution LLC since November 2001 to the present. Markwell Media Production/Distribution LLC produces, syndicates, and distributes television programs, feature films, home videos and DVDs. Mr. Markwell's company also assists other producers of multi media products with publicity, public relations and marketing. From 1995 to 2001, Mr. Markwell was a sales manager for several radio stations in the Louisville, KY market including Blue Chip Broadcasting (Urban) Clear Channel Radio where he managed 3 stations and also started Louisville's first Hip Hop Radio Station Hot 104 which was subsequently sold to Blue Chip Broadcasting. Mr. Markwell graduated from the University of Louisville with a degree in Recreational Education. Jonathan Marshall, National Sales Director, brings to Karma Media over ten years of hands-on experience in the advertising industry. A graduate of the California State University at Fullerton, Jonathan Marshall has been directly involved with online marketing since 1993. Mr. Marshall's began his digital career as the founder of a web development firm called Planet Access in Newport Beach, California that later became a digital advertising agency. Planet Access specialized in building custom web-based and top-performing rich media applications. Over the last decade, Mr. Marshall has managed the development of multiple software applications including email and advertising-specific software. He has also successfully overseen the launch of well over 100 web properties. In his capacity as an expert in online transaction-based communication, Mr. Marshall has consulted with a number of high profile clients such as DuPont Corian, the NBA, the NFL, Chuck Jones Enterprises, Looney Tunes, Bell & Howell, Kingston Technologies, Mossimo, Billabong and many others.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of Karma Media has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of Karma Media has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of Karma
Media   has  been  convicted  of  violating  a  federal  or  state securities or commodities law.

Audit Committee Financial Expert

Karma Media's board of directors has determined that Karma Media does not have an audit committee financial expert serving on its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of
Beneficial  Ownership),  4  (Statement of  Changes  of  Beneficial
Ownership  of  Securities) and 5 (Annual Statement  of  Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

During the fiscal year ended December 31, 2003, Michelle R. Quinlan was a director and officer that failed on one occasion to file on a timely basis a report required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Except as otherwise set forth above, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 directors, executive officers, and beneficial owners complied with
Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

                      SUMMARY COMPENSATION TABLE
                       (na - not applicable)


                        Annual                     Long-Term Compensation
                     Compensation
-------------------------------------------------------------------------
      (a)                 (b)    (c)     (d)    (e)       (f)
  Name and               Year  Salary  Bonus   Other    Restricted
  Principal                                    Annual   Stock
  Position                                     Compens  Awards
                                               ation
                                ($)     ($)     ($)      ($)
-------------------------------------------------------------------------
Dominique Einhorn        2003   5,000    0       0       50,000
President & CEO,
Director
                         2002    na     na      na         na
                         2001    na     na      na         na
Estelle Reyna            2003   52,60    0       0       50,000
Vice President-Creative           0
Design, Secretary,
Director
                         2002    na     na      na         na
                         2001    na     na      na         na
Michael C. Markwell      2003     0      0       0       2,000
Vice President-Business
Development, Treasurer,
Principal Financial
Officer, Director
                         2002    na     na      na         na
                         2001    na     na      na         na
Jonathan Marshall,       2003     0      0       0       2,000
National Sales Director
                         2002    na     na      na         na
                         2001    na     na      na         na
Michelle R. Quinlan      2003     0      0       0         0
President & CEO,
Director
until 2003
                         2002     0      0       0         0
                         2001     0      0       0         0
Michael G. Quinlan       2003     0      0       0         0
Secretary & Controller,
Director
until 2003
                         2002     0      0       0         0
                         2001     0      0       0         0


There are no existing or planned option/SAR grants.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2003 with respect to the beneficial ownership of Karma Media's Common Stock by all persons known by Karma Media to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to Karma Media's knowledge, either sole or majority voting and investment power.

 Title  Name and Address      Position     Amount of  Percent of
  Of      of Beneficial                     shares      Class
 Class   Owner of Shares                    held by
                                             Owner
------------------------------------------------------------------
Common  Dominique          President &     5,000,000    33.8%
        Einhorn            CEO
        9660 Flair
        Drive, Suite 328
        El Monte,
        California 91731

Common  Estelle Reyna      Vice President- 5,000,000    33.8%
        9660 Flair         Creative
        Drive, Suite 328   Design,
        El Monte,          Secretary,
        California 91731   Director

Common  Michael C.         Vice President-  40,000       0.3%
        Markwell           Business
        2021 Dahlia        Development,
        Avenue             Treasurer,
        Louisville, KY     Director,
        40205              Principal
                           Financial
                           Officer

Common  Jonathan           National Sales   40,000       0.3%
        Marshall           Director
        13508 Lake
        Magdalene Drive
        Tampa, FL 33613
------------------------------------------------------------------
Common                     Executive       10,080,00    68.1%
                           Officers   and      0
                           Directors/Mana
                           gement  as   a
                           Group
------------------------------------------------------------------
Common  Michelle R.        Former (until   1,430,000     9.7%
        Quinlan            2003) Officer
        8343 East Earll    & Director
        Scottsdale,
        Arizona 85251

Item 12. Certain Relationships and Related Transactions.

On May 5, 1999, the Company issued 10,000,000 shares (retroactively restated to reflect the split that took effect in March 2003) of its $0.001 par value common stock to Michelle R. Quinlan, then an officer and director, in exchange for a subscription receivable. During March 2002, Michelle R. Quinlan paid for expenses totaling $1,900 and paid cash in the amount of $100 to cancel the entire subscriptions receivable balance.

During the year ended December 31, 2002, Michelle R. Quinlan, at the time the president and CEO of the Company, agreed to pay for a number of items in connection with Karma Media's organization, a registered offering, and start-up operations. The total expenses paid by Michelle R. Quinlan equaled $11,338.00.

In 2002, Ms. Quinlan agreed to convert $1,900 of the loan into common stock in the transaction described above. As of December 31, 2002, the Company repaid a total of $9,243 of the outstanding loan balance. The remaining amount due to Michelle R. Quinlan as of December 31, 2002 was $195. During the quarter ended September 30, 2003, the Company paid the entire balance of $195 of the outstanding loan to Michelle Quinlan.

In July 2003, Michelle Quinlan resigned as a director and officer of the Company. Ms. Quinlan also instructed the Company to cancel 8,470,000 of the 10,000,000 shares previously owned by her. As a result, the Company experienced a change in control.

In August 2003, Karma Media issued 40,000 shares of common stock to Michael C. Markwell, an officer & director, for a subscription receivable of $40 and for services valued at $1,960. Also in August 2003, Karma Media issued 40,000 shares of common stock to Jonathan Marshall, an officer of the Company, for a subscription receivable of $40 and for services valued at $1,960.

Some office space and services are provided without charge by an officer, director and shareholder.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of Le Gourmet Co., Inc. filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (b) Bylaws of Le Gourmet Co., Inc. adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (c)  Certificate Of Amendment of Articles of
              Incorporation of Le Gourmet, Inc., incorporated by reference to the Information Statement on Form 14(C), filed with the SEC on March 24, 2003.
         (d)  Certificate Of Amendment of Articles of
              Incorporation of Estelle Reyna, Inc., incorporated by reference to the Information Statement on Form 14(C), filed with the SEC on August 26, 2003.

  10.    Material Contracts
         (a) Publishing Contract/Release Form, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 19, 2002.
         (b) Correspondence with Mr. Einhorn and Ms. Reyna Regarding a Gift of Assets and Assignment of Revenues incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 13, 2003.
         (c)  Independent Contractor Agreement with Matthew
              Boyce, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (d)  Marketing Agreement between Prince Marketing
              Group, Inc. and Estelle Reyna, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (e) Broadcast Agreement between MBE 247, Markwell Productions, and Estelle Reyna Incorporated, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 7, 2003.
         (f) The Planet Internet Services Terms and Conditions of Service, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2003.
         (g) Engagement agreement between the Company and Dennis K. Rodman, Inc.
         (h) Site Integration and Linking Agreement between the Company and A Special Wish Foundation.
         (i) Amended and Restated Consultant Agreement between Christopher Pair and the Company

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2003, Karma Media filed the following Current Reports on Form 8-K:

 Date of Report     Date Filed               Items Reported
---------------------------------------------------------------------------
October 14, 2003    October 14, 2003    Item 1.  Changes in Control of
                                        Registrant.
                                        Item 6.  Resignations of Registrant's
                                        Directors.
---------------------------------------------------------------------------
November 5, 2003    November 6, 2003    Item 7.  Financial Statements or
                                        Exhibits.
---------------------------------------------------------------------------

Item 14. Principal Accountant Fees and Services.

The Company paid the following fees in each of the prior two fiscal years to its principal accountant, Beckstead and Watts, LLP (and its predecessor, G. Brad Beckstead, CPA) of Las Vegas, NV.

                                       Year Ended
                                      December 31,
                                     2003      2002
                                   ------------------
               Audit Fees           6,100     1,500
               Audit-Related Fees     0         0
               Tax Fees               0         0
               All Other Fees         0         0
                                   ------------------
               Total                6,100     1,500

"Audit Fees" consisted of fees billed for services rendered for the audit of Karma Media's annual financial statements and for review of the financial statements included in Karma Media's quarterly reports on Form 10-QSB.

Beckstead and Watts, LLP did not perform any non-audit services for Karma Media in either the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2002.

The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

The Company's principal accountant, Beckstead and Watts, LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Karma Media, Inc.
                        -----------------
                          (Registrant)

           By: /s/ Dominique Einhorn, President & CEO

                          April 7, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                 Title                  Date
    -----------               -------               ---------

/s/ Dominique Einhorn       President & CEO,        April 7, 2004
---------------------       Director
 Dominique Einhorn

 /s/ Estelle Reyna          Vice President-         April 7, 2004
---------------------       Creative Design,
                            Secretary, Director
   Estelle Reyna

/s/ Michael C. Markwell     Vice President-         April 7, 2004
-----------------------     Business
Michael C. Markwell         Development,
                            Treasurer, Director,
                            Principal Financial
                            Officer, Principal
                            Accounting Officer