Form 10QSB
period 2004-03-31
KARMA MEDIA INC
filed 2004-05-14
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-86518

Karma Media, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3025152
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9660 Flair Drive, Suite 328,

El Monte, California 91731

(Address of principal executive offices)

(310) 397-1200

(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 14,800,000 shares issued and outstanding as of May 11, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Table of Contents

  PART I — FINANCIAL INFORMATION
    Item 1. Financial Statements.
    Item 2. Management's Discussion and Analysis.
    Item 3. Controls and Procedures
  PART II — OTHER INFORMATION
    Item 1. Legal Proceedings.
    Item 2. Changes in Securities.
    Item 3. Defaults Upon Senior Securities.
    Item 4. Submission of Matters to a Vote of Security Holders.
    Item 5. Other Information.
    Item 6. Exhibits and Reports on Form 8-K.
  SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

TABLE OF CONTENTS

Condensed Balance Sheets as of March 31, 2004 (Unaudited) and

    December 31, 2003 (Audited)

Condensed Statements of Operations for the three months ended

    March 31, 2004 and 2003 (Unaudited)

Condensed Statements of Cash Flows for the three months ended

    March 31, 2004 and 2003 (Unaudited)

Notes to the Condensed Financial Statements

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC. )

CONDENSED BALANCE SHEET

MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

ASSETS

	(UNAUDITED)	(AUDITED)
	MARCH 31,	DECEMBER 31,
	2004	2003

Current Assets:
Cash	$ 94,309	$ 106,668
Accounts receivable	45,204	18,228
Prepaid expenses and other current assets	20,577	5,179

Total Current Assets	160,090	130,075

Fixed assets, net	9,216	9,804

TOTAL ASSETS	$ 169,306	$ 139,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liability:
Accounts payable and accrued expenses	$ 29,520	$ 9,431

Total Current Liability	29,520	9,431

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 25,000,000 shares authorized
14,800,000 issued and outstanding as of March 31, 2004 and
December 31, 2003, respectively	14,800	14,800
Warrants outstanding	777,357	777,357
Additional paid-in capital	150,700	150,700
Subscriptions receivable	(770)	(770)
Accumulated deficit	(802,301)	(811,639)

Total Stockholders' Equity (Deficit)	139,786	130,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 169,306	$ 139,879

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

OPERATING REVENUES
Revenue	$ 210,302	$ 33,053
Cost of goods sold	113,021	1,259

GROSS PROFIT	97,281	31,794

OPERATING EXPENSES
General and administrative expenses	87,355	106,952
Depreciation	588	-
Total Operating Expenses	87,943	106,952

INCOME (LOSS) BEFORE PROVISION FOR TAXES	9,338	(75,158)

Provision for income taxes	-	-

Net income (loss)	$ 9,338	$ (75,158)

EARNINGS (LOSS) PER SHARE - BASIC	$ 0.0006	$ (0.0081)

EARNINGS (LOSS) PER SHARE - DILUTED	$ 0.0005	$ (0.0081)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	14,800,000	9,300,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	17,800,000	9,300,000

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 9,338	$ (75,158)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Shares issued for services	-	100,000
Depreciation	588	-
(Increase) in accounts receivable	(26,976)	(14,409)
(Increase) in prepaid expenses and other current assets	(15,398)	-
Increase in accounts payable and accrued expenses	20,089	1,259
Total	(21,697)	86,850

Net cash provided by (used in) operating activities	(12,359)	11,692

NET INCREASE (DECREASE) IN CASH	(12,359)	11,692

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	106,668	7,072

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 94,309	$ 18,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Shares issued for services	$ -	$ 100,000

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 1-

BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information present and not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2-

HISTORY AND ORGANIZATION OF COMPANY

Karma Media, Inc. (the “Company”) was organized April 21, 1999 under the laws of the State of Nevada, as Le Gourmet Co. Inc.

On March 11, 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares to 25,000,000 shares and to change the par value to $0.001.

On March 17, 2003, the Company amended its Articles of Incorporation to change its name to Estelle Reyna, Inc.

On September 11. 2003, the Company amended its Articles of Incorporation to change its name to Karma Media, Inc.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of March 31, 2004.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment

3 years

Impairment of long- lived assets

Long- lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the three months ended March 31, 2004 and 2003, respectively.

Revenue recognition

The Company recognizes income when earned through affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company’s website. The affiliates generally take 30 days to process the commission once the sale occurs. The Company recognizes the commission once they are notified of the amount. For consulting, on- line marketing and sponsorship and appearance income the Company recognizes revenue as services are performed.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the three months ended March 31, 2004 and 2003.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2004	2003

Net Income (Loss)	$9,338	($75,158)

Weighted-average common shares
outstanding (Basic)	14,800,000	9,300,000

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	3,000,000	-

Weighted-average common shares
outstanding (Diluted)	17,800,000	9,300,000

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Start-up costs

Reporting on the costs of start- up activities Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start- Up Activities,” which provides guidance on the financial reporting of start- up costs and organizational costs, requires most costs of start- up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock- Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57, and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of such interpretation will not have a material impact on its financial position or results in operations and has adopted the interpretations during fiscal year 2003, as required.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company it that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company has adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150, is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

Stock- Based Compensation

The Company accounts for stock- based awards to employees in accordance with Accounting Principles Board Opinion No. 25,” Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure- only alternative of SFAS No. 123, “Accounting for Stock- Based Compensation.” Options granted to consultants, independent representatives and other non- employees are accounted for using the fair value method as prescribed by SFAS No. 123.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 4-

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company has not recorded a provision for income taxes for the three months ended March 31, 2004 and 2003, respectively.

NOTE 5-

FIXED ASSETS

Fixed assets consist of the following at March 31, 2004:

Computer equipment

$11,765

Accumulated depreciation

   (2,549)

Net fixed assets

$  9,216

During the three months ended March 31, 2004 and 2003, the Company recognized $588 and $0, respectively, in depreciation expense.

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICT)

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On March 11, 2002, the Company effected a 1,000- for- 1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On May 5, 1999, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for a subscriptions receivable of $2,000.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICT)

During March 2002, an officer, director, and shareholder of the Company paid for expenses totaling $1,900 and paid cash in the amount of $100 to cancel the entire subscriptions receivable balance.

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

On February 28, 2003, the Company declared a stock dividend to its shareholders. Each shareholder of record as of February 28, 2003 received four shares of the Company’s $0.001 par value common stock for each common share owned.

On July 14, 2003, Michelle Quinlan, the former president and CEO of the Company, cancelled 8,470,000 shares of the Company’s $0.001 par value common stock.

On August 28, 2003, the Company issued a total of 770,000 shares of its $0.001 par value common stock to individuals for a subscriptions-receivable of $770 and for services rendered of $37,730 based on the fair market value of the stock.

On December 4, 2003, the Company issued a warrant to purchase 3,000,000 shares of its $0.001 par value common stock in exchange for consulting services valued at $777,357.

As of March 31, 2004, there have been no other issuances of common stock.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 7-

WARRANTS AND OPTIONS

On December 4, 2003, the Company issued one warrant to a consultant to purchase 3,000,000 shares of the Company’s $0.001 par value common stock. The warrant exercise price is $0.50 per share of common stock and substantially all warrants will expire on or before October 31, 2013. The warrant has been determined to have a market value of $777,357 using the Black- Scholes option pricing model with a market value per common share of $0.50, a risk free rate of return of 4.41%, an exercise period of ten years and a volatility of 80% and was discounted for the lack of marketability.

During the three months ended March 31, 2004, no warrants have been exercised.

NOTE 8-

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company paid the president of the Company $10,000 and $0, respectively for his services.

During the three months ended March 31, 2004 and 2003, the Company paid the secretary of the Company $23,500 and $0, respectively for her services.

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

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 9-

COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the three months ended March 31, 2004, the Company has paid no consulting fees and has accrued no fees.

Item 2. Management's Discussion and Analysis.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

Developments in the quarter ended March 31, 2004.

Until March 2003, Karma Media, Inc. (“Karma Media” or “the Company”) was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet.  During that period, the Company had only limited start-up operations and generated negligible revenues.

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

Effective December 4, 2003, Karma Media entered into a consulting agreement with Christopher Pair.  Mr. Pair (a) received a 10-year warrant to purchase, at an exercise price of $0.50 per share, up to 20% of the Company's outstanding shares of common stock on a fully-diluted basis, on customary terms and conditions, including full anti-dilution and price protection and cashless exercise (the parties agreed that, as of December 2003, up to 3,000,000 shares of common stock were subject to the warrant) and (b) will receive a consulting fee based on 20% of the gross cash receipts of the Company less all expenditures and other amounts paid by or for the account of the Company during the same period.  Revenues generated from CharityBuy International, Inc., personal appearances of performances of Estelle Reyna, or income generated from the sale of any items on from Estelle Reyna’s web site are exempt from the agreement.  The consulting agreement calls for Mr. Pair to provide services and advice to the Company’s business affairs.  Mr. Pair is the former CEO of Herbalife International, a $1.8 billion global consumer products nutritional/wellness company with 100+ food and dietary supplements, weight-control foods and personal care products, and a network of over one million independent distributors in 54 countries.  Mr. Pair’s leadership qualities should help Karma Media in translating strategic concepts into tightly focused, tactical programs that would streamline operations, lower costs, and should help build a more efficient organization.

From January 20 through January 28, Karma Media produced a pilot for its television show “Estelle’s Paradise” on location on the island of Kauai, Hawaii.  “Estelle’s Paradise” is a 30-minute travel show intended to be broadcast on television, both domestically and in foreign countries.  The show is available in both English and Spanish and Karma Media is actively seeking distribution partners.

On March 15, 2004, Karma Media signed a marketing agreement with Radiovisa Corporation.  Radiovisa is a Spanish-language radio company that produces syndicated and network radio programming, targeting US Hispanics of Mexican origin.  The Company currently produces and syndicates 24 hour programming including Gerardo Por La Mañana, Deportes Y Más, En Privado, The Juancarlos Show, En El Medio and Notisistema’s hourly news and sports updates. Radiovisa's programming is aired in Los Angeles, Washington D.C., Las Vegas, Atlanta, Indianapolis and Kansas City among others.

The agreement between Karma Media and Radiovisa Corporation has an initial term of three months, commencing April 1, 2004.  It calls for Karma Media to provide Radiovisa with a daily “vignette” (in Spanish) to be hosted by Karma Media’s ChairPerson, Estelle Reyna.  Each vignette shall consist of approximately 50 seconds of content to air on the Radiovisa network each weekday between 10am and 12am.

In exchange for the daily vignette, Radiovisa Corporation shall grant Karma Media, Inc. two 60-second commercial radio spots each weekday.  Content of said spots shall be at the sole discretion of Karma Media, Inc.

On March 23, 2004, Karma Media entered into a broadcast agreement with Urban Television Network Corporation (UATV).  Urban Television Network Corporation, based in Las Vegas, NV, with its uplink and master control in Dallas/Fort Worth, TX, is a television network composed of affiliate broadcast television stations across the country that air programming supplied by the network via satellite transmission.  The network competes with BET, which is owned by Viacom Inc. for the urban market niche that the Company believes is underserved at this time.  The network has approximately 72 affiliates with a household coverage of approximately 22 million households.

The agreement between Karma Media and UATV has a start date of May 2004 and an end date of May 2005.  UATV agrees to broadcast a 30-minute travel show produced by Karma Media, Inc. entitled “Estelle’s Paradise” and featuring Karma Media’s Chairperson, Estelle Reyna, as the host.

In consideration for the broadcast rights to “Estelle’s Paradise”, UATV will grant 2 ½ minutes of commercial airtime to Karma Media for each airing of the show, in all markets in which the show airs.

During the first quarter of 2004, Karma Media was successful in establishing itself as a complete multi-media company with operations and distribution on the Web, on television and on radio.  The Company intends on capitalizing on its increased reach by striking alliances with additional broadcasters, publishers, advertisers and other strategic partners, while strengthening its position as a cause-related marketer via the promotion of and contribution to noble, non-profit causes.

Karma Media has steered itself to become a full-fledged cause-related marketer by leveraging Ms. Reyna's popularity, media appearances, and the numerous requests she receives from non-profit organizations asking for her patronage.

Karma Media’s official mission statement is to foster social change by creating awareness and fundraising campaigns for noble, non-profit causes via the use of Internet technologies.  Via the signature of the above-mentioned television and radio broadcast agreements, Karma Media has officially extended its reach beyond the Internet.

Moving forward, Karma Media plans to expand its position as a cause-related technology-marketing and media company.  The Company’s cause-related marketing model involves consumers, businesses and charities in a concept where one contributes to the benefit of the other.

Ms. Reyna’s name, growing popularity (loyal fan base exceeding 300,000 individuals) and numerous, ongoing media appearances provide the Company with significant leverage in building the Karma Media brand and in supporting worthwhile charities and other non-profit entities.

Karma Media's strategy rests on successful branding and the creation of new and innovative channels of distribution.  Strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

Results of Operation for the Three Months Ended March 31, 2004 Compared to Those for the Three Months Ended March 31, 2003

In the three months ended March 31, 2004, Karma Media generated approximately $210,302 in revenue versus approximately $33,053 in the comparable period of 2003.  The increase was due primarily to the implementation of enhancements to the business plan introduced by the new management.  The majority of the Karma Media’s revenues were attributable to an increase in payments derived from the Company’s online marketing campaigns conducted on behalf of clients as well as an increase in affiliate royalties collected from merchants.

The direct cost of services, which consisted primarily of consulting fees, in the three months ended March 31, 2004 was $113,021 compared to $1,259 in the comparable period of 2003.  The increase reflects the fact that, in the first quarter of 2003, Karma Media had not yet engaged any consultants to implement its business plan.

The operating expenses for the three months ended March 31, 2004 were $87,943, and consisted of $87,355 in general and administrative expenses and $588 in depreciation.  The operating expenses for the three months ended March 31, 2003 were $106,952, and consisted of $106,952 in general and administrative expenses and no depreciation.  The general and administrative expenses were higher in 2003 because of one-time stock-based compensation to newly recruited officers and directors.  The depreciation expense in 2004 resulted from a purchase in 2003 of $11,765 in computers and equipment.

The resulting net income for the three months ended March 31, 2004 was approximately $9,338, or $0.00 per share, compared to a net loss of $75,158, or $0.01 per share, recorded for the comparable period of 2003.

Liquidity and Capital Resources

As of March 31, 2004, Karma Media had $130,570 in working capital.  Karma Media's current assets as of March 31, 2004 consisted of $94,309 in cash, $45,204 in receivables, and prepaid expenses and other current assets of $20,577.  During the three months ended March 31, 2004, the Company’s cash and cash equivalents decreased by $12,359.

Karma Media believes that it has sufficient resources to continue operations for the next twelve months.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, Karma Media's Officers have concluded that Karma Media's disclosure controls and procedures are effective to ensure that information required to be disclosed by Karma Media in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Karma Media's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in Karma Media's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by  Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

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

(g)

Engagement agreement between the Company and Dennis K. Rodman, Inc. incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on April 9, 2004.

(h)

Site Integration and Linking Agreement between the Company and A Special Wish Foundation incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on April 9, 2004.

(i)

Amended and Restated Consultant Agreement between Christopher Pair and the Company incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on April 9, 2004.

(j)

Marketing Agreement with Radiovisa Corporation.

(k)

Programming Agreement with Urban America Television.

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

Karma Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Dominique Einhorn	President & CEO, Director	May 15, 2004
Dominique Einhorn

/s/ Estelle Reyna	Secretary, Director	May 15, 2004
Estelle Reyna

/s/ Michael C. Markwell	Treasurer, Director, Principal Financial Officer, Principal Accounting Officer	May 15, 2004
Michael C. Markwell