Form 10QSB
period 2004-06-30
KARMA MEDIA INC
filed 2004-08-10
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 15,600,000 shares issued and outstanding as of August 6, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

TABLE OF CONTENTS

Condensed Balance Sheets as of June 30, 2004 (Unaudited) and

    December 31, 2003 (Audited)

Condensed Statements of Operations for the six and three months ended

    June 30, 2004 and 2003 (Unaudited)

Condensed Statements of Cash Flows for the six months ended

    June 30, 2004 and 2003 (Unaudited)

Notes to the Condensed Financial Statements

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC. )

CONDENSED BALANCE SHEET

JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

ASSETS

	(UNAUDITED)	(AUDITED)
	JUNE 30.	DECEMBER 31,
	2004	2003

Current Assets:
Cash	$ 111,172	$ 106,668
Accounts receivable	37,689	18,228
Prepaid expenses and other current assets	20,577	5,179

Total Current Assets	169,438	130,075

Fixed assets, net	9,557	9,804

TOTAL ASSETS	$ 178,995	$ 139,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liability:
Accounts payable and accrued expenses	$ 13,400	$ 9,431
Liability for stock to be issued	200,000	-

Total Current Liability	213,400	9,431

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 25,000,000 shares authorized
15,200,000 and 14,800,000 issued and outstanding as of June 30, 2004
and December 31, 2003, respectively	15,200	14,800
Warrants outstanding	936,957	777,357
Additional paid-in capital	150,700	150,700
Subscriptions receivable	-	(770)
Accumulated deficit	(1,137,262)	(811,639)

Total Stockholders' Equity (Deficit)	(34,405)	130,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 178,995	$ 139,879

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED STATEMENT OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003

OPERATING REVENUES
Revenue	$ 457,633	$ 86,701	$ 247,331	$ 53,648

OPERATING EXPENSES
General and administrative expenses	781,295	175,005	421,756	66,794
Depreciation	1,961	-	1,373	-
Total Operating Expenses	783,256	175,005	423,129	66,794

(LOSS) BEFORE PROVISION FOR TAXES	(325,623)	(88,304)	(175,798)	(13,146)

Provsion for income taxes	-	-	-	-

Net (loss)	$ (325,623)	$ (88,304)	$ (175,798)	$ (13,146)

(LOSS) PER SHARE - BASIC	$ (0.02)	$ (0.01)	$ (0.01)	$ (0.00)

(LOSS) PER SHARE - DILUTED	$ (0.02)	$ (0.01)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	15,000,000	15,926,464	15,200,000	22,500,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	15,000,000	15,926,464	15,200,000	22,500,000

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (325,623)	$ (88,304)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Shares issued for services	360,000	100,000
Depreciation	1,961	-
(Increase) in accounts receivable	(19,461)	(16,157)
(Increase) in prepaid expenses and other current assets	(15,398)	-
Increase in accounts payable and accrued expenses	3,969	9,478
Total	331,071	93,321

Net cash provided by operating activities	5,448	5,017

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(1,714)	-

Net cash (used in) investing activities	(1,714)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable	770	-

Net cash provided by investing activities	770	-

NET INCREASE IN CASH	4,504	5,017

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	106,668	7,072

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 111,172	$ 12,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Shares issued for services	$ 160,000	$ 100,000

Liability for stock to be issued for services	$ 200,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of June 30, 2004.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment

3 years

Impairment of long- lived assets

Long- lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the six months ended June 30, 2004 and 2003, respectively.

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

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the six months ended June 30, 2004 and 2003.

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                     June 30,                   June 30,

                                                                        2004                       2003

Net (Loss)

                                          ($325,623)               ($88,304)

Weighted-average common shares

  outstanding (Basic)

                             15,000,000               15,926,464

Weighted-average common stock

   equivalents:

      Stock options

                                           -                             -

      Warrants

                                                       -                             -

Weighted-average common shares

    outstanding (Diluted)

                  15,000,000              15,926,464

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

The Company has not recorded a provision for income taxes for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5-

FIXED ASSETS

Fixed assets consist of the following at June 30, 2004:

Computer equipment

$13,479

Accumulated depreciation

   (3,922)

Net fixed assets

$  9,557

During the six months ended June 30, 2004 and 2003, the Company recognized $1,961 and $0, respectively, in depreciation expense.

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICT)

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On March 11, 2002, the Company effected a 1000- for- 1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On May 5, 1999, the Company issued 2,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for a subscriptions receivable of $2,000.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 6-

STOCKHOLDERS’ EQUITY (DEFICT)

During March 2002, an officer, director, and shareholder of the Company paid for expenses totaling $1,900 and paid cash in the amount of $100 to cancel the entire subscriptions receivable balance.

On September 25, 2002, the Company completed its offering registered via Form SB-2 and issued a total of 500,000 shares of its 40.001 par value common stock in exchange for cash of $25,000.

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

As of June 30, 2004, the Company issued 400,000 shares of common stock valued at $160,000 for services rendered. These shares were issued in connection with an agreement to issue 900,000 shares based on the price as of April 1, 2004. The remaining 500,000 shares have been reflected at a value of $200,000 as a liability for stock to be issued.  Subsequent to June 30, 2004, the Company has issued 400,000 of these shares 500,000 shares.  The remaining 100,000 shares are anticipated to be issued prior to the end of the Company’s third quarter, September 30, 2004.

As of June 30, 2004, the Company has 15,200,000 shares of common stock outstanding.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

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

During the six months ended June 30, 2004, no warrants have been exercised.

NOTE 8-

RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004 and 2003, the Company paid the president of the Company $20,000 and $0, respectively for his services.

During the six months ended June 3o, 2004 and 2003, the Company paid the secretary of the Company $47,500 and $0, respectively for her services.

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

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 9-

COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the six months ended June 30, 2004, the Company has paid no consulting fees and has accrued no fees.

Item 2. Management's Discussion and Analysis.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

Developments in the quarter ended June 30, 2004.

As previously disclosed, from January 20 through January 28, 2004, Karma Media, Inc. (“Karma Media” or “the Company”) produced a pilot for its television show “Estelle’s Paradise” on location on the island of Kauai, Hawaii.  “Estelle’s Paradise” is a 30-minute travel show intended to be broadcast on television, both domestically and in foreign countries.  The show is available in both English and Spanish and Karma Media has been actively seeking distribution partners.

On April 5, 2004, Karma Media signed a reseller agreement with Wildgate Wireless, a marketer of pre-paid calling card products located in Culver City, California.

On April 5, 2004, Karma Media signed a promotion agreement with Qool Aid, LLC, a software distribution company located in Newport Beach, California.

Also on April 5, 2004, Karma Media signed a consulting agreement with Dartmouth Capital, Inc., a company located in East Meadow, New York.  The terms of the agreement call for an issuance to Dartmouth Capital, Inc. of 900,000 shares of common stock of the Company.  Of that amount, during the quarter ended June 30, 2004, the Company issued 400,000 shares of common stock valued at $160,000 ($0.40 per share).

On April 16, 2004, Karma Media signed a 52-week broadcast agreement with Olympusat, a television broadcaster located in West Palm Beach, Florida.  Via this agreement, Olympusat has agreed to broadcast Karma Media’s television show, “Estelle’s Paradise”, in both English and Spanish on the station know as Colours Television, available to subscribers to the Dish Network on channel 9407.

On April 26, 2004, Karma Media signed a broadcast agreement with WRCX, a television broadcaster located in Dayton, Ohio.

On May 1, 2004, Karma Media signed a broadcast agreement with Tiger Eye Broadcasting, a television broadcaster located in Miramar, Florida.

On May 10, 2004, Karma Media signed a broadcast agreement with WJAL, a television broadcaster located in Chambersburg, Pennsylvania.

On June 2, 2004, Karma Media signed a broadcast agreement with Radio Difusion y Comunicacion, S.A., a radio broadcaster located in the city of Panama, Republic of Panama.

On June 6, 2004, Karma Media signed a broadcast agreement with Americana de Television (ATEL TV), a television broadcaster located in Maracaibo, Venezuela.  ATEL TV has more than 300 affiliate stations in South America, Spain and the United States of America.

On June 16, Karma Media signed a broadcast agreement with WYLE and WLLT, a television broadcaster located in Sheffield, Alabama.

The Company is aggressively pursuing additional agreements with broadcasters and other strategic partners worldwide.

Karma Media is also further strengthening its position as a cause-related marketer by systematically including a series of public service announcements in all of its productions, whether for radio or television.  With the ongoing signature of new television and radio broadcast agreements, Karma Media has extended its reach well beyond the Internet and is in a unique position to promote public service announcements and other non-profit messages to millions of households around the world in both the English and Spanish language.  Starting June 2004, the Company began airing messages from the Ad Council and disseminating messages about critical issues such as historic preservation, arts education, after school participation and obesity prevention.  Going forward, Karma Media intends to allocate at least 10% of its available commercial airtime to non-profit causes, with a clear goal of effecting positive social change in all markets where the Company has a presence.

Karma Media’s philosophy to foster social change by creating awareness and fundraising campaigns for noble, non-profit causes was initially restricted to the Company’s Internet operations.  Recent company developments have extended the reach of this philosophy to television and radio markets.

Chairperson Estelle Reyna still receives numerous requests from non-profit organizations asking for her patronage and has committed to several personal appearances for the remainder of the year 2004.

Karma Media plans to expand its position as a cause-related media company.  The Company’s cause-related marketing model involves consumers, businesses and charities in a concept where one contributes to the benefit of the other.

Ms. Reyna’s name, growing popularity (loyal fan base exceeding 300,000 individuals), the worldwide growth in the distribution of Karma Media’s content and programming, as well as ongoing media appearances provide the Company with significant leverage in building the Karma Media brand and in supporting worthwhile charities and other non-profit causes.

Karma Media's strategy rests on successful branding and the creation of new and innovative channels of distribution.  Strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

Results of Operation for the Six Months Ended June 30, 2004 Compared to Those for the Six Months Ended June 30, 2003

In the six months ended June 30, 2004, Karma Media generated approximately $457,633 in revenue versus approximately $86,701 in the comparable period of 2003.  The increase is attributable to an increase in payments derived from the Company’s online marketing campaigns conducted on behalf of clients as well as an increase in affiliate royalties collected from merchants.

The expenses for the six months ended June 30, 2004 were $783,256, and consisted of $781,295 in general and administrative expenses and $1,961 in depreciation.  The expenses for the six months ended June 30, 2003 were $175,005 and consisted entirely of general and administrative expenses.  The depreciation expense in 2004 applies to $13,479 in computers and equipment purchased as of June 30, 2004.

The increase in expenses reflects an expansion of the Company’s operations, which resulted, in particular, in a greater need for consulting services.  During both periods under comparison, the expenses included a substantial amount of stock-based compensation: in 2004 to a retained strategic consultant and in 2003 to newly recruited officers and directors.

The resulting net loss for the six months ended June 30, 2004 was approximately $325,623, or $0.02 per share, compared to a net loss of $88,304, or $0.01 per share, recorded for the comparable period of 2003.

Results of Operation for the Three Months Ended June 30, 2004 Compared to Those for the Three Months Ended June 30, 2003

In the three months ended June 30, 2004, Karma Media generated approximately $247,331 in revenue versus approximately $53,648 in the comparable period of 2003.  The increase is attributable to an increase in payments derived from the Company’s online marketing campaigns conducted on behalf of clients as well as an increase in affiliate royalties collected from merchants.

The expenses for the three months ended June 30, 2004 were $423,129, and consisted of $421,756 in general and administrative expenses and $1,373 in depreciation.  The expenses for the three months ended June 30, 2003 were $66,794 and consisted entirely of general and administrative expenses.  The depreciation expense in 2004 applies to $13,479 in computers and equipment purchased as of June 30, 2004.

The increase in expenses reflects an expansion of the Company’s operations, which resulted, in particular, in a greater need for consulting services.  During both periods under comparison, the expenses included a substantial amount of stock-based compensation: in 2004 to a retained strategic consultant and in 2003 to newly recruited officers and directors.

The resulting net loss for the three months ended June 30, 2004 was approximately $175,798, or $0.01 per share, compared to a net loss of $13,146, or $0.00 per share, recorded for the comparable period of 2003.

Liquidity and Capital Resources

As of June 30, 2004, Karma Media had a deficit of working capital equal to $43,962.  However, the Company is to meet $200,000 of current liabilities by issuing restricted common stock.  Excluding this item, the current assets exceeded the current liabilities by $156,038.  Karma Media's current assets as of June 30, 2004 consisted of $111,172 in cash, $37,689 in receivables, and prepaid expenses and other current assets of $20,577.  During the six months ended June 30, 2004, the Company’s cash and cash equivalents increased by $4,504.  The increase was due primarily to improved revenue stream and the use of restricted common stock in lieu of cash as a form of compensation to a consultant.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

During the quarter ended June 30, 2004, the Company issued 400,000 shares of common stock valued at $160,000 ($0.40 per share) to Dartmouth Capital, Inc. for services rendered.  At the time of the issuance, the Company provided Dartmouth Capital, Inc. access to all available material information about Karma Media.  Also, as a professional business consulting entity, Dartmouth Capital, Inc. and its principals had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of stock to Dartmouth Capital, Inc. was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B.

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

(j)

Marketing Agreement with Radiovisa Corporation, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 14, 2004.

(k)

Programming Agreement with Urban America Television, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on May 14, 2004.

(l)

Reseller Agreement with Wildgate Wireless, Inc.

(m)

Qool Aid LLC Promotion Order.

(n)

Broadcast Agreement with Olympusat.

(o)

Broadcast Agreement with WRCX.

(p)

Broadcast Agreement with Tiger Eye Broadcasting.

(q)

Broadcast Agreement with WJAL.

(r)

Broadcast Agreement with WYLE & WLLT.

(s)

Broadcast Agreement with ATEL TV.

(t)

Broadcast Agreement with Radio Difusión y Comunicación.

(u)

Management Consulting Agreement with Dartmouth Capital, Inc.

31.	Officer certifications pursuant to the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, Karma Media filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
April 21, 2004	April 22, 2004	Item 4. Change in Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karma Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Dominique Einhorn	President & CEO, Director	August 6, 2004
Dominique Einhorn

/s/ Estelle Reyna	Secretary, Director	August 6, 2004
Estelle Reyna

/s/ Michael C. Markwell	Treasurer, Director, Principal Financial Officer, Principal Accounting Officer	August 6, 2004
Michael C. Markwell