Form 10QSB
period 2004-09-30
KARMA MEDIA INC
filed 2004-11-12
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-86518

Karma Media, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada	75-3025152
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

927 South Azusa, Suite C
City of Industry, CA 91748
(Address of principal executive offices)
(310) 397-1200
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 16,600,000 shares issued and outstanding as of November 9, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PAGE

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Analysis.

19

Item 3. Controls and Procedures

22

PART II — OTHER INFORMATION

23

Item 1. Legal Proceedings.

23

Item 2. Changes in Securities.

23

Item 3. Defaults Upon Senior Securities.

23

Item 4. Submission of Matters to a Vote of Security Holders.

23

Item 5. Other Information.

23

Item 6. Exhibits and Reports on Form 8-K

24

SIGNATURES

25

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

TABLE OF CONTENTS

Page 5 - Condensed Balance Sheets as of September 30, 2004 (Unaudited) and

    December 31, 2003 (Audited)

Page 6 - Condensed Statements of Operations for the nine and three months ended

    September 30, 2004 and 2003 (Unaudited)

Page 7 - Condensed Statements of Cash Flows for the nine months ended

    September 30, 2004 and 2003 (Unaudited)

Page 8 - Notes to the Condensed Financial Statements

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC. )

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

ASSETS

	(UNAUDITED)	(AUDITED)
	SEPTEMBER 30.	DECEMBER 31,
	2004	2003

Current Assets:
Cash	$ 66,725	$ 106,668
Accounts receivable	40,067	18,228
Prepaid expenses and other current assets	20,577	5,179

Total Current Assets	127,369	130,075

Fixed assets, net	8,883	9,804

TOTAL ASSETS	$ 136,252	$ 139,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liability:
Accounts payable and accrued expenses	$ 17,515	$ 9,431

Total Current Liability	17,515	9,431

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 25,000,000 shares authorized
16,600,000 and 14,800,000 issued and outstanding as of September 30, 2004
and December 31, 2003, respectively	16,600	14,800
Warrants outstanding	777,357	777,357
Additional paid-in capital	1,030,900	150,700
Subscriptions receivable	-	(770)
Accumulated deficit	(1,706,120)	(811,639)

Total Stockholders' Equity (Deficit)	118,737	130,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 136,252	$ 139,879

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

CONDENSED STATEMENT OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003

OPERATING REVENUES
Revenue	$ 608,639	$ 164,520	$ 151,006	$ 77,819

OPERATING EXPENSES
General and administrative expenses	1,500,485	243,748	719,190	68,743
Depreciation	2,635	-	674	-
Total Operating Expenses	1,503,120	243,748	719,864	68,743

INCOME (LOSS) BEFORE PROVISION FOR TAXES	(894,481)	(79,228)	(568,858)	9,076

Provsion for income taxes	-	-	-	-

Net income (loss)	(894,481)	(79,228)	(568,858)	9,076

INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$ (0.06)	$ (0.01)	$ (0.04)	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND DILUTED	15,222,222	12,400,623	15,666,667	17,015,328

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (894,481)	$ (79,228)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Shares issued for services	882,000	100,000
Depreciation	2,635	-
(Increase) in accounts receivable	(21,839)	(11,126)
(Increase) in prepaid expenses and other current assets	(15,398)	-
Increase in accounts payable and accrued expenses	8,084	2,233
Total	855,482	91,107

Net cash provided by (used in) operating activities	(38,999)	11,879

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(1,714)	-

Net cash (used in) investing activities	(1,714)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable	770	-

Net cash provided by investing activities	770	-

NET INCREASE (DECREASE) IN CASH	(39,943)	11,879

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	106,668	7,072

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 66,725	$ 18,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Shares issued for services	$ 882,000	$ 100,000

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

On March 17, 2003, the Company amended its Articles of Incorporation to change its name to Estelle Reyna, Inc.

On September 11. 2003, the Company amended its Articles of Incorporation to change its name to Karma Media, Inc.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of September 30, 2004.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment

3 years

Impairment of long- lived assets

Long- lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the nine months ended September 30, 2004 and 2003, respectively.

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

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the nine months ended September 30, 2004 and 2003.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 September 30,         September 30,

                                                                        2004                       2003

Net (Loss)

                                          ($894,481)               ($79,228)

Weighted-average common shares

  outstanding (Basic)

                            15,222,222               12,400,623

Weighted-average common stock

   equivalents:

      Stock options

                                           -                             -

      Warrants

                                                       -                             -

Weighted-average common shares

    outstanding (Diluted)

                            15,222,222              12,400,623

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

The Company has not recorded a provision for income taxes for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5-

FIXED ASSETS

Fixed assets consist of the following at September 30, 2004:

Computer equipment

$13,479

Accumulated depreciation

   (4,596)

Net fixed assets

$  8,883

During the nine months ended September 30, 2004 and 2003, the Company recognized $2,635 and $0, respectively, in depreciation expense.

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

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

In 2004, the Company issued 1,800,000 shares of common stock valued at $882,000 for services rendered. These shares were issued in connection with two agreements

As of September 30, 2004, the Company has 16,600,000 shares of common stock outstanding.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

During the nine months ended September 30, 2004, no warrants have been exercised.

NOTE 8-

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, the Company paid the president of the Company $20,000 and $0, respectively for his services.

During the nine months ended September 30, 2004 and 2003, the Company paid the secretary of the Company $70,000 and $0, respectively for her services.

Office space and services are provided without charge by an affiliate and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 9-

COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the nine months ended September 30, 2004, the Company has paid no consulting fees and has accrued no fees.

Item 2. Management's Discussion and Analysis.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

Developments in the quarter ended September 30, 2004.

As previously disclosed, during the first and second quarters of 2004, Karma Media, Inc. ("Karma Media" or the "Company") was successful in establishing itself as a complete multi-media company with operations and distribution on the Web, on television and on radio.  The Company secured agreements with both English and Hispanic broadcasters, such as Radiovisa, Urban America Television, Olympusat, WRCX Ohio, Tiger Eye Broadcasting, WJAL (Chambersburg, Pennsylvania), Radio Difusion y Comunicacion, S.A. (Republic of Panama), Americana de Television (Venezuelan broadcaster with more than 300 affiliate stations in South America, Spain and the United States of America), and WYLE and WLLT (Sheffield, Alabama).

During the third quarter of 2004, Karma Media further strengthened its presence as a multi-media company by entering additional broadcast agreements that expand the Company’s worldwide reach.

On July 9, 2004, Karma Media signed a 26-week television broadcast agreement with Globe Entertainment Television, DBA Caribbean Superstation (CSS).  CSS is located in New Rochelle, New York.  The agreement entitles Karma Media to 3 ½ minutes of commercial per each half-hour broadcast of “Estelle’s Paradise”, Karma Media’s flagship program.

On August 2, 2004, Karma Media signed a 26-week radio broadcast agreement with WKM Radio 91.5 FM, a broadcaster located in Bolivia, South America.  Under the terms of the agreement, Karma Media is entitled to receive 2 minutes of commercial airtime in exchange for providing the WKM Radio with a one-minute radio “vignette” entitled “El Super Minuto Caliente de Estelle”.

On September 8, 2004, Karma Media entered into an agreement with US EURO Securities, Inc., a private, global investment bank headquartered in Los Angeles, California.  The three-year engagement agreement proposes a best-efforts equity offering of a certain number of shares of common stock to be issued by the Company, for an amount up to one million dollars ($1,000,000).  As of September 30, 2004, no shares had been issued under the terms of the agreement.

Also on September 8, 2004, Karma Media signed an agreement with US EURO Consulting, Inc., a Delaware Corporation.  Under the 3-year agreement, Karma Media hired US EURO Consulting as the Company’s non-exclusive finance consultant.  As compensation for services to be rendered, US EURO Consulting, Inc. received 900,000 restricted shares of KRMA common stock, in addition to other, performance-based compensation.  The Consultant is involved in corporate finance, corporate strategy and planning, and the Company recognizes the substantial experience and knowledge of the Consultant in matters relating to corporate structure and capital resources.

In addition to the agreements described above, the following agreements were concluded at the beginning of fourth quarter, 2004:

o

On October 11, 2004, Karma Media signed a 24-month license agreement with OBETV, a UK-based broadcaster.  OBETV will air Karma Media’s travel program, “Estelle’s Paradise” from two to four times each week.  Karma Media will retain the rights to 6 minutes of commercial air time per hour of broadcast.

o

On October 12, 2004, Karma Media signed an Interactive Marketing and Content Distribution Agreement with Altnet, Inc. Altnet is the world’s largest issuer of Digital Rights Managed (DRM) licenses for digital entertainment, issuing around 350,000 licenses each day.

o

Altnet is a joint venture between Brilliant Digital Entertainment (OTCBB: BDEI), and Joltid, developers of a popular P2P technology.  Under the terms of the agreement, Altnet will promote, distribute and sell Karma Media’s digital content on a “pay per download” basis.  Karma Media will receive a revenue share equal to 45% of the adjusted gross revenue collected by Altnet.

o

On October 15, 2004, Karma Media entered into a one-year agreement with Broadcast Marketing Corp. (BMC), a New York Corporation.  BMC is a media sales company specializing in merchandise and services barter that can solicit and sell local and national advertisers various media.

o

On October 20, Karma Media entered into a one-year agreement with America One Television, a broadcaster located in Ft. Worth, Texas.  America One is a family-oriented, general entertainment television network that reaches nearly 25 million U.S. homes via a network of over 100 television affiliates.  America One's affiliates are primarily independent broadcasters and many of them are major media affiliated stations (ABC, UPN, FOX, WB, etc.). America One Television is a wholly owned subsidiary of USFR Media Group, Houston, Texas.  America One will air Karma Media’s travel program, “Estelle’s Paradise” and grant Karma Media 2 minutes of commercial air time per half-hour broadcast.

o

On October 27, Karma Media signed a 26-week broadcast agreement with CVM Communications Group Limited (CVMTV), a Kingston-Jamaica based broadcaster.  Under the terms of the agreement, Karma Media retains 4 minutes of commercial air time per half-hour broadcast.

The Company is continuously pursuing additional agreements with broadcasters and other strategic partners worldwide.

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

In September 2004, Karma Media moved its principal office from 9660 Flair Drive, Suite 328, El Monte, CA 91731 to 927 South Azusa, Suite C, City of Industry, CA 91748.  That office space and services continue to be provided without charge by an affiliate and shareholder.

Results of Operation for the Nine Months Ended September 30, 2004 Compared to Those for the Nine Months Ended September 30, 2003

In the nine months ended September 30, 2004, Karma Media generated approximately $608,639 in revenue versus approximately $164,520 in the comparable period of 2003.  The increase is attributable to an increase in payments derived from the Company’s online marketing campaigns conducted on behalf of clients as well as an increase in affiliate royalties collected from merchants.

The expenses for the nine months ended September 30, 2004 were $1,503,120, and consisted of $1,500,485 in general and administrative expenses and $2,635 in depreciation.  The expenses for the nine months ended September 30, 2003 were $243,748 and consisted entirely of general and administrative expenses.  The depreciation expense in 2004 applies to $13,479 in computers and equipment purchased as of September 30, 2004.

The increase in expenses reflects an expansion of the Company’s operations, which resulted, in particular, in a greater need for consulting services.  During both periods under comparison, the expenses included a substantial amount of stock-based compensation: in 2004 to retained strategic and financial consultants and in 2003 to newly recruited officers and directors.  In aggregate, the stock-based compensation during the first nine months of 2004 was recorded as approximately $882,000 in cost.

The resulting net loss for the nine months ended September 30, 2004 was approximately $894,481, or $0.06 per share, compared to a net loss of $79,228, or $0.01 per share, recorded for the comparable period of 2003.

Results of Operation for the Three Months Ended September 30, 2004 Compared to Those for the Three Months Ended September 30, 2003

In the three months ended September 30, 2004, Karma Media generated approximately $151,006 in revenue versus approximately $77,819 in the comparable period of 2003.  The increase is attributable to an increase in payments derived from the Company’s online marketing campaigns conducted on behalf of clients as well as an increase in affiliate royalties collected from merchants.

The expenses for the three months ended September 30, 2004 were $719,864, and consisted of $719,190 in general and administrative expenses and $674 in depreciation.  The expenses for the three months ended September 30, 2003 were $68,743 and consisted entirely of general and administrative expenses.  The depreciation expense in 2004 applies to $13,479 in computers and equipment purchased as of September 30, 2004.

The increase in expenses reflects an expansion of the Company’s operations, which resulted, in particular, in a greater need for consulting services.  During both periods under comparison, the expenses included a substantial amount of stock-based compensation: in 2004 to retained strategic and financial consultants and in 2003 to newly recruited officers and directors.

The resulting net loss for the three months ended September 30, 2004 was approximately $568,858, or $0.04 per share, compared to a net income of $9,076, or $0.00 per share, recorded for the comparable period of 2003.

Liquidity and Capital Resources

As of September 30, 2004, Karma Media had working capital equal to approximately $109,854.  Karma Media's current assets as of September 30, 2004 consisted of $66,725 in cash, $40,067 in receivables, and prepaid expenses and other current assets of $20,577.  During the nine months ended September 30, 2004, the Company’s cash and cash equivalents decreased by $39,943.  The decrease was due primarily to general and administrative expenses attributable to business expansion as well as increases in accounts receivable and prepaid expenses.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

During the quarter ended September 30, 2004, the Company issued 500,000 shares of common stock valued at $200,000 ($0.40 per share) to Dartmouth Capital, Inc. for services rendered.  At the time of the issuance, the Company provided Dartmouth Capital, Inc. access to all available material information about Karma Media.  Also, as a professional business consulting entity, Dartmouth Capital, Inc. and its principals had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of stock to Dartmouth Capital, Inc. was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On or about September 8, 2004, the Company issued 900,000 shares of common stock valued at $522,000 ($0.58 per share) to US EURO Consulting, Inc. for services to be rendered.  At the time of the issuance, the Company provided US EURO Consulting, Inc. access to all available material information about Karma Media.  Also, as a professional financial consulting entity, US EURO Consulting, Inc. and its principals had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of stock to US EURO Consulting, Inc. was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

(l)

Reseller Agreement with Wildgate Wireless, Inc., incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(m)

Qool Aid LLC Promotion Order, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(n)

Broadcast Agreement with Olympusat, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(o)

Broadcast Agreement with WRCX, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(p)

Broadcast Agreement with Tiger Eye Broadcasting, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(q)

Broadcast Agreement with WJAL, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(r)

Broadcast Agreement with WYLE & WLLT, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(s)

Broadcast Agreement with ATEL TV, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(t)

Broadcast Agreement with Radio Difusión y Comunicación, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(u)

Management Consulting Agreement with Dartmouth Capital, Inc., incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on August 10, 2004.

(v)

Broadcast Agreement with Globe Entertainment Television.

(w)

Broadcast Agreement with WKM RADIO.

(x)

Financial Services Consulting Agreement with US EURO Consulting.

(y)

Engagement Agreement with US EURO Securities.

(z)

License Agreement with OBE TV.

(aa)

Interactive Marketing and Content Distribution Agreement with AltNet.

(bb)

Agreement with Broadcast Marketing Corp.

(cc)

Program License Agreement with America One Television.

(dd)

Broadcast Agreement with CVMCommunications Group Limited

31.	Officer certifications pursuant to the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2004, Karma Media filed no Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karma Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Dominique Einhorn	President & CEO, Director	November 12, 2004
Dominique Einhorn

/s/ Estelle Reyna	Secretary, Director	November 12, 2004
Estelle Reyna

/s/ Michael C. Markwell	Treasurer, Director, Principal Financial Officer, Principal Accounting Officer	November 12, 2004
Michael C. Markwell