Form 10KSB
period 2004-12-31
KARMA MEDIA INC
filed 2005-03-31
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

Commission file number 333-86518

Karma Media, Inc.
(Name of small business issuer in its charter)

Nevada	75-3025152
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13101 Washington Blvd., 2nd Floor, Los Angeles, CA	90066
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 432-6372

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 25,000,000 shares authorized
o 16,600,000 shares issued and outstanding as of December 31, 2004

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

PART I

Item 1. Description of Business.

A.    Business Development and Summary

Karma Media, Inc. ("Karma Media" or the "Company") was incorporated in the State of Nevada on April 21, 1999 as "Le Gourmet Co., Inc."  Until March 2003, Karma Media was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet.   As Le Gourmet Co., Inc., Karma Media had only limited start-up operations and generated negligible revenues.  In March-April 2003, Karma Media implemented a management restructuring and a name change to ‘Estelle Reyna, Inc.' Karma Media refocused its business plan and repositioned itself as a multimedia marketing company.  In September 2003, the Company implemented another name change to its current name, Karma Media, Inc.  The purpose behind that name change was to emphasize the Company's focus on Internet marketing campaigns to socially responsible merchants and the promotion of products and services over the web to consumers who support the advancement of non-profit and charitable causes.

The Company is continuously pursuing agreements with broadcasters and other strategic partners worldwide. Karma Media is also further strengthening its position as a cause-related marketer by systematically including a series of public service announcements in all of its productions, whether for radio or television.  With the ongoing signature of new television and radio broadcast agreements, Karma Media has extended its reach well beyond the Internet and is in a unique position to promote public service announcements and other non-profit messages to millions of households around the world in both the English and Spanish language.  Starting June 2004, the Company began airing messages from the Ad Council and disseminating messages about critical issues such as historic preservation, arts education, after school participation and obesity prevention.  Going forward, Karma Media intends to allocate at least 10% of its available commercial airtime to non-profit causes, with a clear goal of effecting positive social change in all markets where the Company has a presence.

Karma Media plans to expand its position as a cause-related media company.  The Company's cause-related marketing model involves consumers, businesses and charities in a concept where one contributes to the benefit of the other.

Karma Media's administrative office is located at 13101 Washington Blvd., 2nd Floor, Los Angeles, CA , 90066, telephone (310) 432-6372.

Karma Media's fiscal year end is December 31.

B.    Business of Issuer

(1)    Principal Products and Services and Principal Markets

Karma Media, Inc., www.karmamedia.com, is a multi-media company producing original content in multiple languages, primarily for television. The Company's flagship product is "Estelle's Paradise," www.estelle.tv, a half-hour weekly travel show that airs on over 600 television stations around the world. The Company's core value of social responsibility influences its content, productions and strategic relationships.

(2)    Distribution Methods of the Products or Services

Karma Media relies on a network of over 600 television broadcasters as well as the Internet as its primary marketing and distribution media.

The Company maintains two web properties, www.karmamedia.com and www.estelle.tv.

The first web site, www.karmamedia.com, reflects the Company's corporate mantra.  The site displays the Company's philosophy and commitment.  KarmaMedia.com serves the dual purpose of educating the consumer about the causes Karma Media supports and, above all, explains the Company's strategy of supporting charitable organizations via the systematic distribution of public service announcements.

The second web site, www.estelle.tv, describes and displays the Company's core product, a travelogue hosted by Company Chairperson, Estelle Reyna, called "Estelle's Paradise".

Karma Media leverages the popularity and numerous ongoing media appearances of its Chairman and spokesperson, Latin supermodel and Internet celebrity, Estelle Reyna.  Ms. Reyna has been dubbed as one of the most downloaded women on the Internet with an estimated fan base in excess of several million individuals.  The 30-minute travel show, "Estelle's Paradise" has arguably become the most widely distributed travel show on earth, with over 600 television broadcasters carrying the show in dozens of countries.  The show is produced in both English and Spanish.

(3)    Status of any announced new product or service

Karma Media has been adding dozens of new broadcasters every month to the distribution of "Estelle's Paradise" and its Spanish counterpart, "El Paraiso de Estelle".

The Company is focusing on adding a consistent stream of new broadcasters, both domestically and internationally and is constantly producing new episodes for the travelogue.

(4)    Industry background and competition

The competition for travel content and programming, both for broadcast and Internet delivery, is fierce.  While "Estelle's Paradise" has a significant following and is enjoying exponential growth in the number of broadcasters carrying the show, Karma Media's existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than Karma Media.  This may allow them to devote greater resources than Karma Media can to the development and promotion of new content.  These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their content.  As a result, it is possible that Karma Media may have difficulty competing for new client broadcasters.

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

(5)    Sources and availability of raw materials and the names of principal suppliers

Karma Media's promotional and marketing efforts depend substantially on media content derived from Ms. Reyna's work.  However, the Company is in the business of securing new distribution channels and driving exposure and transactions for third party merchants and clients.  As such, Karma Media does not rely or depend on any particular supplier.

(6)    Customers

The Company's client roster consists of hundreds of domestic and international broadcasters, all of which are listed on the Karma Media's web site, www.karmamedia.com.  Karma Media also does extensive work for charities and non-profit organizations such as A Special Wish Foundation, the United Nation's World Food Program or the National Wildlife Federation.  In addition, Karma Media drives transactions to over 300 merchant web sites.  While revenues attributable to some clients are larger, no client individually accounts for a significant percentage of the overall revenue stream.  At this time, Karma Media does not anticipate that its business will depend disproportionately on any particular client or a group of clients.

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

(10)    Cost of Research and Development

Most of Karma Media's general and administrative expenses consist of the costs of management and development of new Internet/website applications.  During the year ended December 31, 2004, the general and administrative expenses were $1,185,997.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2004, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The common stock of Karma Media is traded over-the-counter and quoted on the OTC Bulletin Board® under the symbol "KRMA."  Public listing of the common stock commenced on January 29, 2003 under the symbol LGRM.  Prior to that time, there was no public market for Karma Media's common stock.  On March 24, 2003, the trading symbol changed to "ERYA," and on September 24, 2003 the trading symbol changed to "KRMA."

The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board® for the periods indicated.  Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low Bid	High Bid

Three months ended March 31, 2004	$0.60	$1.33
Three months ended June 30, 2004	$0.40	$0.61
Three months ended September 30, 2004	$0.33	$0.55
Three months ended December 31, 2004	$0.21	$0.60

Holders

As of December 31, 2004, Karma Media had approximately 16,600,000 shares of $0.001 par value common stock issued and outstanding held by approximately ninety-seven  (97) shareholders of record.  Karma Media's Transfer Agent is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, AZ 85251, phone (480) 481-3940.

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

In December 2003, Karma Media executed a consulting agreement with Christopher Pair.  Mr. Pair received a 10-year warrant to purchase, at an exercise price of $0.50 per share, up to 20% of the Company's outstanding shares of common stock on a fully-diluted basis, on customary terms and conditions, including full anti-dilution and price protection and cashless exercise.  The parties agreed that, as of December 2003, up to 3,000,000 shares of common stock were subject to the warrant.  At the time of the issuance, Mr. Pair (a) was in possession of all available material information about Karma Media, and (b) had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of the warrant to Mr. Pair in December 2003 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  Utilizing the Black Scholes formula (assuming a 10 year life, no expected dividends, volatility of 80%, and a risk-free interest rate of 4.41%) and applying a 30% discount for lack of marketability, the Company determined that the fair value of the warrant issued was $873,319.  Karma Media recorded that value as an expense to be amortized over a five-year period.

In April 2004, Karma Media executed a consulting agreement with Dartmouth Capital, Inc., for strategic planning, general corporate, and management advisory services in exchange for 900,000 shares of the Karma's common stock. Consultant will, upon request, provide to Karma corporate services on an "as needed" basis, including, but not limited to, (a) assisting Karma's management in executing its business plan; (b) assisting management in identifying and negotiating with firms to provide the appropriate financial services to expedite the Company's ability to achieve its goals and objectives; (c) integrating and coordinating Karma's relationship with its outside professionals (i.e.; legal, accounting, investor relations, etc.) and recommending, when necessary, appropriate new professionals; (d) assisting Karma in building its management team, Advisory Committee and Board of Directors; (e) assisting management in evaluating and negotiating potential investments, mergers and acquisitions, and strategic partnerships; (f) provide licensing opportunities for Karma and its products and services; and (g) assisting management in developing a recapitalization plan, if the need arises. The term of this Agreement is for thirty-six (36) months, having commenced April 5, 2004. At the time of the issuance, Dartmouth Capital, Inc., was in possession of all available material information about Karma Media, and had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of the shares to Dartmouth Capital, Inc. in April 2004 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In September 2004, Karma Media hired US EURO Consulting to serve as its non-exclusive corporate finance consultant. In connection with such engagement, US EURO was issued 900,000 shares of Karma's common stock. The term of this engagement is for thirty-six (36) months, having commenced September 8, 2004. At the time of the issuance, US EURO Consulting was in possession of all available material information about Karma Media, and had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of the shares to US EURO Consulting in September 2004 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Also in September 2004, Karma signed an agreement with US EURO Securities, Inc., regarding a proposed "best efforts" equity offering of a certain number of shares of common stock to be issued by the Karma. In exchange, US EURO Securities, Inc., received warrants to purchase a total of 10% of the total number of shares purchased by the investor. US EURO Securities, Inc., may exercise these warrants at a price equal to 100% of the price paid by the investor or the day's closing price if at a discount to the market. These warrants are to be delivered in fully accountable and non-assessable form and will contain standard anti-dilution provisions. The warrants carry unlimited "piggyback" registration rights to any subsequent registration by Karma.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements included in this report.

A.   Management's Discussion

Karma Media, Inc., was incorporated in the State of Nevada on April 21, 1999 as Le Gourmet Co., Inc.  Until March 2003, Karma Media was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet.   As Le Gourmet Co., Inc., Karma Media had only limited start-up operations and generated negligible revenues.

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

In FY2003, Karma Media generated $397,902 in revenue versus $138 in FY2002.  During the same period, total operating expenses amounted to $1,018,596 for a net loss of $792,679, which is equivalent to approximately $0.0482 loss per share.  Total general and administrative expenses were approximately $1,016,635.  The cumulative net loss was attributable primarily to the costs of attracting a management team and the costs of start-up operations.

In FY2004, Karma Media generated $732,475 in revenue versus $397,902 in FY2003.  During FY2004, it has gross profit of $290,034 with total general and administrative expenses amounted to $1,189,997 and a net loss of $899,183, which is equivalent to approximately $0.0591 loss per share.  The net loss was primarily attributable to $882,000 costs associated with shares issued for consulting services.

Liquidity and Capital Resources

As of December 31, 2004, Karma Media had $98,783 in working capital.  Karma Media's current assets as of December 31, 2004 consisted of $32,457 in cash, $77,556 in receivables, and prepaid and other current assets of $4,770.  Karma Media's current liabilities as of December 31, 2004 was $16,000.

Karma Media believes that it has sufficient resources to continue operations for the next twelve months.

B.   Plan of Operation

Karma Media's flagship product is a half-hour travelogue produced primarily for television. The travelogue is entitled "Estelle's Paradise" and is hosted by Company Chairperson, Latin Supermodel Estelle Reyna. Both an original English and Spanish version of the show are available.

During FY2004 and early FY2005, Karma Media produced a total of 20 (twenty) half-hour episodes of "Estelle's Paradise" in English as well as an additional 20 (twenty) episodes of "El Paraiso de Estelle", the Spanish version of the show.

The completed episodes of "Estelle's Paradise" are as follows:

1. "Cooking from around the World"

Estelle shares some of her favorite recipes from her travels around the world. Viewers are welcome into Estelle's kitchen were they are not only introduced to the country of origin of each particular dish, but they are also taught how to create these exotic dishes in their own home.

2. "Kauai I"

Explore the stunning Garden Isle of Hawaii with Estelle, as she hikes the Kalalau Trail, and visits the Wailua and Kipu waterfalls.  Viewers will also get an equestrian lesson, and accompany Estelle on horseback through the beautiful Kauai up country.

3. "Kauai II"

Return to the Garden Isle of Hawaii with Estelle, as she embarks on adventures on the water, in the waves, and on land.  Viewers are treated to an informative and visually stunning kayak trip and an in-depth surf lesson in one of the most beautiful beaches on earth.  Then, viewers get a back stage pass to a photo shoot featuring Estelle and two of the most prominent photographers in the U.S.

4. "Solvang, California"

Discovering travel treasures in your own back yard is the central theme to this charming piece set in the Danish Capital of the U.S.; Solvang.  Estelle presents easy tips on how to travel close to home on a limited budget.  Then she shows that even sleepy little Solvang has something for everyone when she makes traditional aeberskievers, goes wine tasting, then tops it all off with a spectacular Glider Ride over the Saint Ynez Valley.

5. "Belize - Maruba"

Travel to the mysterious Maruba jungle resort and spa located in the Central American county of Belize.  Designed and constructed from the ground up by a local family this unique destination offers luxurious mud baths, massage, and tranquility set in the center of a thriving jungle ecosystem.  In addition to indulging herself at the resort, Estelle embarks on a fascinating trip to the haunting Mayan Ruins of Alta Huna, and takes viewers on an arduous jungle safari packed with tips on how to survive in the wild.

6. "Belize - Sundiver"

Visit the tropical island resort Sundiver near San Pedro, Belize.  Here Estelle takes you an incredible underwater tour complete with manta rays and sharks.  She then gets her first Scuba lesson and takes viewers on her first official dive.

7. "Greece"

Poetically elegant in its sheer beauty, Greece also offers visitors a look in to the history of one of our earliest known civilizations.  Travel to the islands of Mykonos and Delos, where visitors have been know to describe the sunlight and surrounding geography as possessing an energy like no other place on earth.  Exploring ancient ruins, meeting with local artists, and learning to create authentic Greek Cuisine, are just few of the things awaiting viewers during this timeless episode.

8. "Greece - Belvedere"

Stay with Estelle at a truly cosmopolitan hotel in Mykonos Greece; the Belvedere.  Meet local artist Minas who shares his unique art and philosophy on life.  Tour the city streets and enjoy breathtaking scenery, all while learning about Greek culture in Greece and around the world.

9.  "Venice Beach, California"

Experience the rich diversity that is Venice Beach and its people, on this fun filled adventure to one of the most recognized and visited Beaches in the world.  Street artists, musicians, jugglers, clowns, dancers, and entertainers abound as Estelle takes viewers on a tour of the Beach Boardwalk.  See the home of Muscle Beach, and the famed Santa Monica Pier while learning a thing or two about belly dancing, drum circles, and the lives of artists pursuing their American Dream.

10. "Los Angeles"

Tour the City of Angels from the sidewalks of downtown all the way up to the base of the Hollywood Sign.  Have fun in the sun as Estelle takes you on the Walk of Fame, and gives you the inside scoop on how the get the most out of a trip to Glitter Town.

11. "New York"

See the world in a whole new light with a tour to the Big Apple.  Estelle brings her audience on a personal trip where she gets lasix surgery, then tours the city without corrective lenses for the first time.  She visits Ellis Island and Lady Liberty while sharing her own immigration story.

12.  "New York - Business"

New York is a paradise for those in the business world.  Get a unique look inside the American Stock Exchange with Estelle and her good friend Stu Taylor who conducts a rare personal interview with Peter Quick, President of the AMEX.  She then finds adventure on the open water with a kayak trip up the famed Hudson River.

13. "South West U. S. Roadtrip"

Hit the open road with Estelle as she takes a trip through the Southwest by automobile.  The trip begins in Los Angeles and makes its way through Las Vegas, Southern Nevada, and Arizona.  The journey is packed with fun, history, and incredible scenery.

14. "South West U.S. Parks"

The Valley of Fire, Red Rock Canyon, and Sunset Crater, are just a few of the locations Estelle visits in this episode dedicated to U.S. Parks of the Southwest.

15. "Baja California, Mexico"

Head south of the border, and experience Baja California with someone who knows it like her own backyard.  Estelle shares her favorite places to dine, shop, and stay while introducing viewers to the warm hospitality of the Mexican people.

16. "Best of Kauai"

Head back to the garden island and re-live Estelle's adventures in this episode featuring her favorite moments in paradise.  Some never before seen footage has been added to make this a fun filled episode for the entire family.

17. "Best of Season 1"

This is a must see episode filled with all of Estelle's favorite adventures, locations, places, and people that made Season One of Estelle's Paradise such a huge success.  There is something for everyone contained in this half hour of world travel.

18. "Palm Springs"

The resort community of Palm Springs awaits you, as Estelle brings viewers along with her to the playground of the stars.  Enjoy a lesson in fine cuisine as Estelle is invited into the kitchen to cook in Palm Springs' only 5 star restaurant.  Then, journey to the magical and almost mystical Joshua Tree State Park.

19. "Sedona, Arizona"

See why so many people call Sedona one of the most powerful places on earth.  Stay with Estelle at the artist's paradise known as the Sunset Chateau, where she learns about the community of artisans that have come to call Sedona home.  See first hand the amazing light and energy surrounding the red rock formations that make up this Arizona gem.

20. "Hotels of the World"

Come along to various places around the world that Estelle has temporarily called home on her travels in search of paradise.  Each has its own unique style, luxuries, and artistic design elements.  Estelle then shares her secrets to finding just the right place to stay for anyone wanting to discover Paradise on their own.

Karma Media's production team is completing new episodes at the rate of about one every three weeks.  The Company's third season of production starts on March 25, 2005 in Portland and Augusta, Maine.

"Estelle's Paradise" has enjoyed wide acceptance with hundreds of broadcasters around the world, including the United States, Spain, the United Kingdom and virtually every country in Latin America.  Karma Media's distribution team is constantly adding new broadcasters to its roster of stations that carry the show, both domestically and internationally.  A chronology of finalized broadcast agreements can be found further below.

The Company's typical modus operandi is to offer the show to respective broadcasters on a "commercial time split basis".  Under this agreement (see appendices for example), the Company typically retains the rights to one half (50%) of the commercial air time available during each half-hour broadcast of "Estelle's Paradise", which is equivalent to anywhere from 2 minutes to 4 minutes per broadcast, depending on the broadcaster and country of distribution.  Karma Media in turn intends to sell its allocation of commercial air time to sponsors and advertisers.  Starting with FY2005, in addition to collecting fees from potential advertisers and sponsors, the Company also intends to license its shows to broadcasters for a flat fee per episode and is in active negotiations with several broadcasters (both domestically and internationally) interested in carrying the shows in exchange for a license fee.

Additionally, the Company has been working on re-purposing its growing content library for distribution via the Web (webcasts), mobile content delivery (downloadable pictorial and video content for mobile phones and PDAs) and other, ancillary entertainment products.  Going forward, the Company expects such alternative content delivery vehicles to produce sustainable operational revenues.

Since its inception, Karma Media has aligned itself with worthwhile, non-profit causes.  The Company's core value of social responsibility influences its content, productions and strategic relationships.  After signing an agreement with A Special Wish Foundation in FY2004, the Company signed additional agreements with the United Nations

World Food Programme and the National Wildlife Federation in early 2005 (see appendices).  Karma Media intends to expand its role as a cause related marketer by supporting and fostering noble causes that tend to benefit humankind.

Chronological Sequence of Events:

From January 20 through January 28 2004, Karma Media produced a pilot for its television show "Estelle's Paradise" on location on the island of Kauai, Hawaii.

On March 15, 2004, Karma Media signed a marketing agreement with Radiovisa Corporation.  Radiovisa is a Spanish-language radio company that produces syndicated and network radio programming, targeting US Hispanics of Mexican origin.

The agreement between Karma Media and Radiovisa Corporation had an initial term of three months, commencing April 1, 2004.  It called for Karma Media to provide Radiovisa with a daily "vignette" (in Spanish) to be hosted by Karma Media's ChairPerson, Estelle Reyna.  Each vignette shall consist of approximately 50 seconds of content to air on the Radiovisa network each weekday between 10am and 12am.

In exchange for the daily vignette, Radiovisa Corporation granted Karma Media, Inc. two 60-second commercial radio spots each weekday.  Content of said spots is at the sole discretion of Karma Media, Inc.

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

The agreement between Karma Media and UATV had a start date of May 2004 and an end date of May 2005.  UATV agreed to broadcast a 30-minute travel show produced by Karma Media, Inc. entitled "Estelle's Paradise" and featuring Karma Media's Chairperson, Estelle Reyna, as the host.

In consideration for the broadcast rights to "Estelle's Paradise", UATV granted 2 ½ minutes of commercial airtime to Karma Media for each airing of the show, in all markets in which the show airs.

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

On April 5, 2004, Karma Media signed a promotion agreement with Qool Aid, LLC, a software distribution company located in Newport Beach, California.

Also on April 5, 2004, Karma Media signed a consulting agreement with Dartmouth Capital, Inc., a company located in East Meadow, New York.

On April 16, 2004, Karma Media signed a 52-week broadcast agreement with Olympusat, a television broadcaster located in West Palm Beach, Florida.  Via this agreement, Olympusat agreed to broadcast Karma Media's television show, "Estelle's Paradise", in both English and Spanish on the station know as Colours Television, available to subscribers to the Dish Network on channel 9407.

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

During the third quarter of 2004, Karma Media further strengthened its presence as a multi-media company by entering additional broadcast agreements that expand the Company's worldwide reach:

On July 9, 2004, Karma Media signed a 26-week television broadcast agreement with Globe Entertainment Television, DBA Caribbean Superstation (CSS).  CSS is located in New Rochelle, New York.  The agreement entitled Karma Media to 3 ½ minutes of commercial per each half-hour broadcast of "Estelle's Paradise", Karma Media's flagship program.

On August 2, 2004, Karma Media signed a 26-week radio broadcast agreement with WKM Radio 91.5 FM, a broadcaster located in Bolivia, South America.  Under the terms of the agreement, Karma Media is entitled to receive 2 minutes of commercial airtime in exchange for providing the WKM Radio with a one-minute radio "vignette" entitled "El Super Minuto Caliente de Estelle".

On September 2, 2004, Karma Media established a membership with the ITEX Corporation, a leading retail trade and barter exchange.  The Company intends to use ITEX as an additional vehicle to generate incremental advertising and sponsorship participation within "Estelle's Paradise" and to acquire valuable products and services from other members within the exchange.

On September 8, 2004, Karma Media entered into an agreement with US EURO Securities, Inc., a private, global investment bank headquartered in Los Angeles, California.  The three-year engagement agreement proposes a best-efforts equity offering of a certain number of shares of common stock to be issued by the Company, for an amount up to one million dollars ($1,000,000).  As of December 31, 2004, no shares had been issued under the terms of the agreement.

Also on September 8, 2004, Karma Media signed an agreement with US EURO Consulting, Inc., a Delaware Corporation.  Under the 3-year agreement, Karma Media hired US EURO Consulting as the Company's non-exclusive finance consultant.  As compensation for services to be rendered, US EURO Consulting, Inc. received 900,000 restricted shares of Karma Media common stock, in addition to other, performance-based compensation.  The Consultant is involved in corporate finance, corporate strategy and planning, and the Company recognizes the substantial experience and knowledge of the Consultant in matters relating to corporate structure and capital resources.

In addition to the agreements described above, the following agreements were concluded during the fourth quarter, 2004:

On October 11, 2004, Karma Media signed a 24-month license agreement with OBETV, a UK-based broadcaster.  OBETV will air Karma Media's travel program, "Estelle's Paradise" from two to four times each week.  Karma Media will retain the rights to 6 minutes of commercial air time per hour of broadcast.

On October 12, 2004, Karma Media signed an Interactive Marketing and Content Distribution Agreement with Altnet, Inc. Altnet is the world's largest issuer of Digital Rights Managed (DRM) licenses for digital entertainment, issuing around 350,000 licenses each day. Altnet is a joint venture between Brilliant Digital Entertainment (OTCBB: BDEI), and Joltid, developers of the world's most popular P2P technology.  Under the terms of the agreement, Altnet will promote, distribute and sell Karma Media's digital content on a "pay per download" basis.  Karma Media receives a revenue share equal to 45% of the adjusted gross revenue collected by Altnet.

On October 15, 2004, Karma Media entered into a one-year agreement with Broadcast Marketing Corp. (BMC), a New York Corporation.  BMC is a media sales company specializing in merchandise and services barter that can solicit and sell local and national advertisers various media.

On October 20, Karma Media entered into a one-year agreement with America One Television, a broadcaster located in Ft. Worth, Texas.  America One is a family-oriented, general entertainment television network that reaches nearly 25 million U.S. homes via a network of over 100 television affiliates. America One's affiliates are primarily independent broadcasters and many of them are major media affiliated stations (ABC, UPN, FOX, WB, etc.). America One Television is a wholly owned subsidiary of USFR Media Group, Houston, Texas.  America One airs Karma Media's travel program, "Estelle's Paradise" and grants Karma Media 2 minutes of commercial air time per half-hour broadcast.

On October 27, Karma Media signed a 26-week broadcast agreement with CVM Communications Group Limited (CVMTV), a Kingston-Jamaica based broadcaster.  Under the terms of the agreement, Karma Media retains 4 minutes of commercial air time per half-hour broadcast.

On November 18, Karma Media entered into an agreement with Big John's Team, a non-profit organization created with the goal of raising funds for families that desperately need help paying for cancer treatments.

On November 23, 2004, Karma Media signed a content distribution agreement with 9 Squared, Inc. designed to deliver downloadable pictures and video content to mobile phone customers

Also on November 23, 2004, Karma Media signed an office lease agreement with eOfficesuites, Inc. for 5 (five) office suites and a base monthly rent of $3930.00.

On November 29, 2004, Karma Media entered into a 52-week broadcast agreement with KPAL for distribution of both the English and the Spanish version of "Estelle's Paradise".

Also on November 29, 2004, Karma Media signed a 52-week broadcast agreement with KTWO, the ABC station in Casper, Wyoming;

On November 29, 2004, Karma Media's Chief Executive Officer, Dominique Einhorn implemented a Trading Plan  SEC Rule 10b5-1 with NevWest Securities Corporation (broker).  The 10b5-1 Trading Plan was established in order to enable Dominique Einhorn to purchase or sell shares of common stock of Karma Media, Inc.  Between the inception date of the 10b5-1 Trading Plan and March 15, 2005, Mr. Einhorn purchased a total of 74,818 shares of common stock in Karma Media, Inc. (KRMA).

On December 6, 2004, Karma Media signed a 52-week broadcast agreement with KTLE / Telemundo (Midland, Odessa);

Several additional broadcast agreements were signed during the first quarter of 2005.

Karma Media's strategy rests on successful branding and the creation of new and innovative channels of distribution.  Strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

C. Controls and Procedures

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

Item 7. Financial Statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	1

Balance Sheets as of December 31, 2004 and 2003	2

Statements of Operations for the Years Ended
December 31, 2004 and 2003	3

Statement of Changes in Stockholders' Equity (Deficit) for the Years
Ended December 31, 2004 and 2003	4

Statements of Cash Flows for the Years ended
December 31, 2004 and 2003	5

Notes to the Financial Statements	6-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Karma Media, Inc.

Los Angeles, CA

We have audited the accompanying balance sheet of Karma Media, Inc., (the "Company") as of December 31, 2004, and 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regards to these matters are also discussed in Note 9.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Karma Media, Inc., as of December 31, 2004, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey

March 19, 2005

F1

15

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003

Current Assets:
Cash	$ 32,457	$ 106,668
Accounts receivable	77,556	18,228
Prepaid expenses and other current assets	4,770	5,179

Total Current Assets	114,783	130,075

Fixed assets, net	15,252	9,804

TOTAL ASSETS	$ 130,035	$ 139,879

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 16,000	$ 9,431

Total Current Liabilities	16,000	9,431

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
16,600,000 and 14,800,000 issued and outstanding as of
December 31, 2004 and 2003, respectively	16,600	14,800
Warrants outstanding	777,357	777,357
Additional paid-in capital	1,030,900	150,700
Subscriptions receivable	-	(770)
Accumulated deficit	(1,710,822)	(811,639)

Total Stockholders' Equity	114,035	130,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 130,035	$ 139,879

The accompanying notes are an integral part of these financial statements.

F2

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Revenue	$ 732,475	$ 397,902
Cost of goods sold	442,441	171,985

GROSS PROFIT	290,034	225,917

OPERATING EXPENSES

General and administrative expenses	1,185,997	1,016,635
Depreciation	3,220	1,961
Total Operating Expenses	1,189,217	1,018,596

INCOME (LOSS) BEFORE PROVISION FOR TAXES	(899,183)	(792,679)

Provsion for income taxes	-	-

Net income (loss)	$ (899,183)	$ (792,679)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$ (0.0591)	$ (0.0482)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	15,222,222	16,430,164

The accompanying notes are an integral part of these financial statements.

F3

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Warrants	Additional	Subscription
Description	Shares	Amount	Outstanding	Paid -in Capital	Receivable	Deficit	Total

Balance, December 31, 2002	2,500,000	$ 2,500	$ -	$ 24,500	$ -	$ (18,960)	$ 8,040

Stock issued for services	2,000,000	2,000	-	98,000	-	-	100,000

Warrants issued for services	-	-	777,357	-	-	-	777,357

4 to 1 stock split	18,000,000	18,000	-	(18,000)	-	-	-

Cancellation of shares	(8,470,000)	(8,470)	-	8,470	-	-	-

Shares issued for subscriptions and services	770,000	770	-	37,730	(770)	-	37,730

Net loss for the year	-	-	-	-	-	(792,679)	(792,679)

Balance, December 31, 2003	14,800,000	14,800	777,357	150,700	(770)	(811,639)	130,448

Collections of subscriptions receivable	-	-	-	-	770	-	770

Shares issued for services	1,800,000	1,800	-	880,200	-	-	882,000

Net loss for the year	-	-		-	-	(899,183)	(899,183)

	16,600,000	$ 16,600	$ 777,357	$ 1,030,900	$ -	$ (1,710,822)	$ 114,035

The accompanying notes are an integral part of these financial statements.

F4

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (899,183)	$ (792,679)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Shares issued for services	882,000	137,730
Warrants issued for services	-	777,357
Depreciation	3,220	1,961
(Increase) in accounts receivable	(59,328)	(18,228)
(Increase) decrease in prepaid expenses and other current assets	409	(4,016)
Increase in accounts payable and accrued expenses	6,569	9,431
Total	832,870	904,235

Net cash provided by (used in) operating activities	(66,313)	111,556

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(8,668)	(11,765)

Net cash (used in) investing activities	(8,668)	(11,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable	770	-
Increase in due to related party	-	(195)

Net cash provided by financing activities	770	(195)

NET INCREASE (DECREASE) IN CASH	(74,211)	99,596

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	106,668	7,072

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 32,457	$ 106,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Shares issued for services	$ 882,000	$ 137,730

Warrants issued for services	$ -	$ 777,357

The accompanying notes are an integral part of these financial statements.

F5

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 - HISTORY AND ORGANIZATION OF COMPANY

Karma Media, Inc. (the "Company") was organized April 21, 1999 under the laws of the State of Nevada, as Le Gourmet Co. Inc.

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

On March 17, 2003, the Company amended its Articles of Incorporation to change its name to Estelle Reyna, Inc.

On September 11. 2003, the Company amended its Articles of Incorporation to change its name to Karma Media, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of December 31, 2004 and 2003.

Fixed Assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the half year convention over the estimated useful lives as follows:

Computers and equipment

3 years

Impairment of Long-lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. The Company has not had any impairment adjustments for the years ended December 31, 2004 and 2003, respectively.

F6

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when earned through affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company's website. The affiliates generally take 30 days to process the commission once the sale occurs. The Company recognizes the commission once it is notified of the amount. For consulting, on-line marketing and sponsorship and appearance income the Company recognizes revenue as services are performed.

Advertising Costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in cost of goods sold in the statements of operations for the years ended December 31, 2004 and 2003.

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                               _____2004___          _____2003__

Net (Loss)

                                                                    ($899,183)               ($792,679)

Weighted-average common shares

  outstanding (Basic)

                                                                   15,222,222               16,430,164

Weighted-average common stock

   equivalents:

      Stock options

                                                                                 -                             -

      Warrants

                                                                                   -                             -

Weighted-average common shares

    outstanding (Diluted)

                                                                  15,222,222               16,430,164

F7

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Start-up Costs

Reporting on the costs of start-up activities follows Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs and requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

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

Fair Value of Financial Instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair value or they are payable on demand.

F8

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable for the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 have been adopted for exit or disposal activities that are initiated after December 31, 2002.

F9

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57, and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the interpretations during fiscal 2003, as required.  The adoption of such interpretation did not have a material impact on the Company's financial position or results of operations.

F10

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent Pronouncements (Continued)

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003. The Company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period of adoption. Restatement of prior periods is not permitted. The adoption of SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

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

F11

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 3 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

At December 31, 2004, deferred tax assets consisted of the following:

Deferred tax assets                               $513,247

Less:  valuation allowance

              (513,247)

Net deferred tax assets                       $      -0-

At December 31, 2004, the Company had accumulated deficits in the amount of $1,710,822 available to offset future taxable income through 2023.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following at December 31, 2004 and 2003:

    2004           2003

Computer equipment

$20,433        $11,765

Accumulated depreciation

   (5,181)         (1,961)

Net fixed assets

$15,252        $ 9,804

During the years ended December 31, 2004 and 2003, the Company recognized $3,220 and $1,961, respectively, in depreciation expense.

F12

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

As of December 31, 2004 and 2003, the Company had 16,600,000 and 14,800,000 shares of common stock outstanding, respectively.

On March 11, 2002, the Company effected a 1000-for-1 forward stock split of its $0.001 par value common stock.  All share and per share amounts have been retroactively restated to reflect this split.

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

On February 14, 2003, the Company issued a total of 2,000,000 shares of its $0.001 par value common stock to two individuals, who are currently officers and directors of the Company, in exchange for services rendered valued at $100,000.

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

F13

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

In 2004, the Company issued 1,800,000 shares of common stock valued at $882,000 for services rendered. These shares were issued in connection with two agreements.

NOTE 6 - WARRANTS AND OPTIONS

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

During the years ended December 31, 2004 and 2003, no warrants were exercised.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company paid the president of the Company $34,000 and $0, respectively, for his services.

During the years ended December 31, 2004 and 2003, the Company paid the secretary of the Company $82,500 and $0, respectively, for her services.

Office space and services are provided without charge by an officer until the end of November, 2004. On December 1, 2004,  the Company signed a lease with eOfficesuites for four office suites. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

F14

KARMA MEDIA, INC.

(FORMERLY ESTELLE REYNA, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 8 - COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to sources not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company's $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then-market closing price of the Company's common stock. The Company then discounted the then-market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company's common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the year ended December 31, 2004, the Company paid no consulting fees and accrued no fees.

NOTE 9 - GOING CONCERN

As shown in the accompanying financial statements' the Company has sustained net operating losses for the years ended December 31, 2004 and 2003, and has sustained large accumulated deficits.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. Sales have started to increase and the Company believes that it will be profitable in 2005, and will generate sufficient net income and cash flow to sustain operation over the next twelve months. The majority of the current year loss was the result of the issuance of stock for consulting services.

There is however no guarantee that the Company will be able to generate revenues to sustain its operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 17, 2004, the Company engaged Bagell Josephs & Company,  LLC  as the Company's independent  accountants. On April 20, 2004, the Company dismissed its former public accountants, Beckstead and Watts, LLP.  In the absence of an audit or similar committee, the board of directors of the Company approved the decision to change accountants.

There were not, within the past two years, any disagreements with Beckstead and Watts, LLP that are known to Company's management and relate to accounting principles or practice, financial disclosures, auditing scope or procedures, or other disagreements reportable under Item 304 of Regulation S-K.

The Company requested that Beckstead and Watts, LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  A copy of such letter was filed as Exhibit 16 to the Form 8-K filed on April 22, 2004.

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

The following table sets forth certain information regarding executive officers and directors of Karma Media as of the date of this Annual Report:

Name and Address	Age	Position	Director since
Dominique Einhorn	34	President & CEO, Director	2003
Estelle Reyna	32	Vice President-Creative Design, Secretary, Director	2003
Gerard Keenan	43	Vice President-Business Development, Treasurer, Director, Principal Financial Officer	2005
Jonathan Marshall	39	National Sales Director	2004

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

Gerard Keenan, Vice President-Business Development, Treasurer, Director, and Principal Financial Officer, has background experience as a media producer and director. In addition, he has an established background as a broadcast and high-definition engineer. Mr. Keenan first got his hands on a film camera at 8 years old and lead his fellow neighborhood kids in his own 8mm productions, which would then be screened for his small town using a projector and the garage door of his friend's house. His expansive range of skill comprises essentially every technical and creative role in film and television broadcasting, ranging from studio feature films to episodic television. This knowledge gives Mr. Keenan a great advantage as a producer or director, for if trouble arises, he  knows how to get it fixed. An accomplished Producer and Director, Mr. Keenan's client list includes ABC, NASCAR, ESPN, University of California, H.P.,  Sun, Intel, IBM, Cisco, and Network Appliance.  In 2001, after 15 years of professional production experience, Mr. Keenan created High Definition Productions, Inc.  He has homes in both Santa Cruz and in the rolling hills of Hollywood.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE
(na - not applicable)

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)
Dominique Einhorn President & CEO, Director	2004	55,750	0	0	50,000
	2003	5,000	na	na	na
	2002	na	na	na	na
Estelle Reyna Vice President-Creative Design, Secretary, Director	2004	55,750	0	0	50,000
	2003	52,600	na	na	na
	2002	na	na	na	na
Jonathan Marshall, National Sales Director	2004	0	0	0	2,000
	2003	na	na	na	na
	2002	na	na	na	na
Michelle R. Quinlan President & CEO, Director until 2003	2004	0	0	0	0
	2003	0	0	0	0
	2002	0	0	0	0
Michael G. Quinlan Secretary & Controller, Director until 2003	2004	0	0	0	0
	2003	0	0	0	0
	2002	0	0	0	0

There are no existing or planned option/SAR grants.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2004 with respect to the beneficial ownership of Karma Media's Common Stock by all persons known by Karma Media to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to Karma Media's knowledge, either sole or majority voting and investment power.

Title Of Class	Name and Address of Beneficial Owner of Shares	Position	Amount of shares held by Owner	Percent of Class
Common	Dominique Einhorn 13101 Washington Boulevard, Los Angeles, CA 90066	President & CEO	5,006,991	30.2%
Common	Estelle Reyna 13101 Washington Boulevard, Los Angeles, CA 90066	Vice President-Creative Design, Secretary, Director	5,000,000	30.1%
Common	Michael C. Markwell 2021 Dahlia Avenue Louisville, KY 40205	Vice President-Business Development, Treasurer, Director, Principal Financial Officer	40,000	0.2%
Common	Jonathan Marshall 13508 Lake Magdalene Drive Tampa, FL 33613	National Sales Director	40,000	0.2%
Common		Executive Officers and Directors/Management as a Group	10,086,991	60.7%
Common	Michelle R. Quinlan 8343 East Earll Scottsdale, Arizona 85251	Former (until 2003) Officer & Director	1,430,000	8.6%

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

Karma Media signed a lease for four (4) office suites with eOfficesuites in November, 2004, commencing December 1st, 2004.

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

(v)

Broadcast Agreement with Globe Entertainment Television, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(w)

Broadcast Agreement with WKM RADIO, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(x)

Financial Services Consulting Agreement with US EURO Consulting, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(y)

Engagement Agreement with US EURO Securities, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(z)

License Agreement with OBE TV, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(aa)

Interactive Marketing and Content Distribution Agreement with AltNet, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(bb)

Agreement with Broadcast Marketing Corp., incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(cc)

Program License Agreement with America One Television, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(dd)

Broadcast Agreement with CVMCommunications Group Limited, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on November 12, 2004.

(ee)

Trading Plan, pursuant to SEC Rule 10b5-1

(ff)

Content Distribution Agreement, by and between Karma Media, Inc., and 9 Squared, Inc.

(gg)

Program License Agreement, between VOTH Network, Inc.,, Karma Media, Inc.

(hh)

Multi-Media and Public Relations Services Agreement, is made between Karma Media, Inc. and Big John's Team.

(ii)

Interactive Marketing and Content Distribution Agreement, between Altnet, Inc., and Karma Media, Inc.

(jj)

Office Lease with eOfficeSuites, Inc.

(kk)

Broadcast Agreement

31.	Officer certifications pursuant to the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2004, Karma Media filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
April 17, 2004	April 22, 2004	Item 4. Change in Registrant's Certifying Accountant

Item 14. Principal Accountant Fees and Services.

We paid the following fees in each of the prior two fiscal years to its former principal accountant, Beckstead and Watts, LLP (and its predecessor, G. Brad Beckstead, CPA) of Las Vegas, NV.

	Year Ended December 31,
	2004	2003
Audit Fees	7,500	7,500
Audit-Related Fees	-	-
Tax Fees		500
All Other Fees
Total	7,500	8,000

On April 17, 2004, the Company engaged Bagell Josephs & Company, LLC as its new principal independent accountant. The Company paid the following fees to its present principal auditors, Bagell Josephs & Company, LLC

Year Ended December 31, 2004
Audit Fees	5,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	5,000

"Audit Fees" consisted of fees billed for services rendered for the audit of Karma Media's annual financial statements and for review of the financial statements included in Karma Media's quarterly reports on Form 10-QSB.

Beckstead and Watts, LLP, did not perform any non-audit services for Karma Media in either the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

Bagell Josephs & Company, LLC, was paid $5,000 for reviews of financial statements included in our quarterly reports filed during the fiscal year ended December 31, 2004.

The Company has no formal audit committee.  However, the entire Board of Directors (the "Board") is the Company's de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004, with management and the independent auditors.  Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karma Media, Inc.
(Registrant)

By: /s/ Dominique Einhorn, President & CEO

March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominique Einhorn	President & CEO, Director	March 31, 2005
Dominique Einhorn

/s/ Estelle Reyna	Vice President-Creative Design, Secretary, Director	March 31, 2005
Estelle Reyna

/s/ Gerard Keenan	Principal Financial Officer, Principal Accounting Officer	March 31, 2005