Form 10QSB
period 2005-03-31
KARMA MEDIA INC
filed 2005-05-17
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-86518

Karma Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3025152
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13101 Washington Blvd., 2nd Floor
Los Angeles, CA 90066
(Address of principal executive offices)

(310) 432-6372
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 16,600,000 shares issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

TABLE OF CONTENTS

Condensed Balance Sheets as of March 31, 2005 and 2004 (Unaudited)

5

Condensed Statements of Operations for the three months ended

6

    March 31, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flow for the three months ended

7

    March 31, 2005 and 2004 (Unaudited)

Notes to the Condensed Financial Statements

8-19

KARMA MEDIA, INC.
(FORMALLY ESTELLE REYNA, INC.)
CONDENSED BALANCE SHEET
MARCH 31, 2005 (UNAUDITED)

ASSETS

2005

Current Assets:
Cash	$ 29,434
Accounts receivable	58,505
Prepaid expenses and other current assets	4,770

Total Current Assets	92,709

Fixed assets, net	17,214

TOTAL ASSETS	$ 109,923

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liability:
Accounts payable and accrued expenses	$ 17,424

Total Current Liability	17,424

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
16,600,000 and 14,800,000 issued and outstanding	16,600
Warrants outstanding	777,357
Additional paid-in capital	1,030,900
Accumulated deficit	(1,732,358)

Total Stockholders' Equity	92,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 109,923

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.
(FORMERLY ESTELLA REYNA, INC.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004

OPERATING REVENUES
Revenue	$ 84,563	$ 210,302
Cost of goods sold	47,268	113,021

GROSS PROFIT	37,295	97,281

OPERATING EXPENSES

General and administrative expenses	57,705	87,355
Depreciation	1,125	588
Total Operating Expenses	58,830	87,943

INCOME (LOSS) BEFORE PROVISION FOR TAXES	(21,535)	9,338

Provision for income taxes	-	-

Net income (loss)	$ (21,535)	$ 9,338

EARNINGS (LOSS) PER SHARE - BASIC	$ (0.0013)	$ 0.0006

EARNINGS (LOSS) PER SHARE - DILUTED	$ -	$ 0.0005

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	16,600,000	14,800,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	19,600,000	17,800,000

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.
(FORMERLY ESTELLA REYNA, INC.)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (21,535)	$ 9,338
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,125	588
(Increase) Decrease in accounts receivable	19,051	(26,976)
(Increase) in prepaid expenses and other current assets	-	(15,398)
Increase in accounts payable and accrued expenses	1,423	20,089
Total	21,599	(21,697)

Net cash provided by (used in) operating activities	64	(12,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,087)	-

Net cash (used in) investing activities	(3,087)	-

NET (DECREASE) IN CASH	(3,023)	(12,359)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	32,457	106,668

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 29,434	$ 94,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 (UNAUDITED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

MARCH 31, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of March 31, 2005.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the period incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment

5 years

Impairment of long- lived assets

Long- lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the three months ended March 31, 2005 and 2004, respectively.

Revenue recognition

The Company recognizes income when earned through affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company's website. The affiliates generally take 30 days to process the commission once the sale occurs. The Company recognizes the commission once they are notified of the amount. For consulting, on- line marketing and sponsorship and appearance income, the Company recognizes revenue as services are performed.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 3-

    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the three months ended March 31, 2005 and 2004.

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented.  As of March 31, 2005, the Company had 3,000,000 warrants available.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                     March 31,             March 31,

                                                                        2005                       2004

Net Income (Loss)

                                                                        $(21,535)                         $9,338

Weighted-average common shares

  outstanding (Basic)

                                                                     16,600,000                  14,800,000

Weighted-average common stock

   equivalents:

      Stock options

                                                                       -                             -

      Warrants

                                                                                                               -                   3,000,000

Weighted-average common shares

    outstanding (Diluted)

                                                                     16,600,000               17,800,000

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Start-up costs

Reporting on the costs of start- up activities Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start- Up Activities," which provides guidance on the financial reporting of start- up costs and organizational costs, requires most costs of start- up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

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

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock- Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.

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

MARCH 31, 2005 (UNAUDITED)

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

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 3 -

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

(CONTINUED)

Stock- Based Compensation

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

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

The Company has not recorded a provision for income taxes for the three months ended March 31, 2005 and 2004, respectively.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 5-

FIXED ASSETS

Fixed assets consist of the following at March 31, 2005:

Computer equipment

$23,520

Accumulated depreciation

  (6,306)

Net fixed assets

$ 17,214

During the three months ended March 31, 2005 and 2004, the Company recognized $1,125 and $588, respectively, in depreciation expense.

NOTE 6-

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

MARCH 31, 2005 (UNAUDITED)

NOTE 6-

STOCKHOLDERS' EQUITY (CONTINUED)

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

As of March 31, 2005, there have been no other issuances of common stock.

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

During the three months ended March 31, 2005, no warrants have been exercised.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 8-

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 and 2004, the Company paid the president of the Company $6,500 and $10,000, respectively for his services.

During the three months ended March 31, 2005 and 2004, the Company paid the secretary of the Company $12,900 and $23,500, respectively for her services.

Office space and services were provided without charge by an officer, director and shareholder through November 2004. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9-

COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company's $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company's common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company's common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the three months ended March 31, 2005, the Company has not paid or accrued any consulting fees.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 (UNAUDITED)

NOTE 10-

GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the fiscal year ended December 31, 2004 and the first quarter March 31, 2005, and has sustained large accumulated deficits.

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

Item 2. Management's Discussion and Plan of Operation.

This section must be read in conjunction with the reviewed Financial Statements included in this report.

A.   Management's Discussion

Karma Media, Inc. ("KRMA" or the "Company") was incorporated in the State of Nevada on April 21, 1999 as `Le Gourmet Co., Inc.  Until March 2003, KRMA was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet.   As Le Gourmet Co., Inc., KRMA had only limited start-up operations and generated negligible revenues.

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

Results of Operation for the Three Months Ended March 31, 2005 Compared to Those for the Three Months Ended March 31, 2004

In the three months ended March 31, 2005, Karma Media generated approximately $84,563 in revenue versus approximately $210,302 in the comparable period of 2004.  The cumulative net loss was attributable primarily to the higher than expected general and administrative expenses.

The direct cost of services, which consisted primarily of consulting fees, in the three months ended March 31, 2005 was $47,268 compared to $113,021 in the comparable period of 2004.  The decrease reflects lower media related expenditures for the three months ended March 31, 2005 than during the first three months of the previous fiscal year.

The expenses for the three months ended March 31, 2005 were $58,830, and consisted of $57,705 in general and administrative expenses and $1,125 in depreciation.  The expenses for the three months ended March 31, 2004 were $87,943, and consisted of $87,355 in general and administrative expenses and $588 in depreciation.

The resulting net loss for the three months ended March 31, 2005 was approximately $21,535, or $0.0013 per share, compared to a net income of $9,338, or $0.00006 per share, recorded for the comparable period of 2004.

Liquidity and Capital Resources

As of March 31, 2005, Karma Media had working capital equal to approximately $75,285.  Karma Media's current assets as of March 31, 2005 consisted of $29,434 in cash, $58,505 in receivables, and prepaid expenses and other current assets of $4,770.  During the three months ended March 31, 2005, the Company's cash and cash equivalents decreased by $67,381.  The decrease was due primarily to general and administrative expenses attributable to business expansion as well as increases in accounts receivable and prepaid expenses.

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

Over the past couple of years, Karma Media has produced a total of 23 (twenty-three) half-hour episodes of "Estelle's Paradise" in English as well as an additional 23 (twenty-three) episodes of "El Paraiso de Estelle", the Spanish version of the show.

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

4. "Solvang, California"

Discovering travel treasures in your own back yard is the central theme to This charming piece set in the Danish Capital of the U.S.; Solvang.  Estelle presents easy tips on how to travel close to home on a limited budget.  Then she shows that even sleepy little Solvang has something for everyone when she makes traditional "aeberskievers", goes wine tasting, then tops it all off with a spectacular Glider Ride over the Saint Ynez Valley.

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

11. "New York"

See the world in a whole new light with a tour to the Big Apple.  Estelle brings her audience on a personal trip where she undergoes lasix surgery, then tours the city without corrective lenses for the first time.  She visits Ellis Island and Lady Liberty while sharing her own immigration story.

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

Three new episodes of "Estelle's Paradise" were completed between January 1, 2005 and March 31, 2005.  Another three episodes of the Spanish version of the show, "El Paraiso de Estelle" were completed as well.  The new episodes are entitled as follows:

21.  Belize (Aubisque)

Estelle Reyna explores the Caribbean seas on board of a 50-foot catamaran.  The episode features an extensive interview of Captain Cliff Wilson, as well as an on-board culinary segment with Sherry Wilson, kayaking, sea life…

22.  Maine.

The crew of "Estelle's Paradise" visits Augusta, Maine, for the kickoff of the "Big Walk", a major charity event that will take one individual, John Buoniconti, on a 16,000-mile trek across all 48 contiguous states in the USA.  Also covered in this episode are numerous segments filmed in and around Portland, Maine: Fort Gorges, The Portland Museum of Art, Maple Sunday, etc.

23.  Santa Barbara, California.

"Estelle's Paradise" explores the coastal community of Santa Barbara, California, and depicts the beauty of what makes this small, Southern California city so special.

Karma Media's production team is completing new episodes at the rate of about one every three weeks.  The Company's third season of production started on March 25, 2005 in Portland and Augusta, Maine.  Several additional episodes are still in post-production as well.

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

The Company's typical modus operandi is to offer the show to respective broadcasters on a "commercial time split basis".  Under this agreement (see appendices for example), the Company typically retains the rights to one half (50%) of the commercial air time available during each half-hour broadcast of "Estelle's Paradise", which is equivalent to anywhere from 2 minutes to 4 minutes per broadcast, depending on the broadcaster and country of distribution.  Karma Media in turn intends to sell its allocation of commercial airtime to sponsors and advertisers.  Starting in Q1 2005, in addition to collecting fees from potential advertisers and sponsors, the Company also started to license its shows to broadcasters for a flat fee per episode and was able to finalize 3 (three) such agreements during the first and early second quarters of 2005, both domestically and internationally.  Karma Media is actively negotiating additional licensing agreements with several broadcasters interested in carrying its shows via a fee-based licensing arrangement.

Additionally, the Company has been working on re-purposing its growing content library for distribution via the Web (webcasts), mobile content delivery (downloadable pictorial and video content for mobile phones and PDAs) and other, ancillary entertainment products.  Going forward, the Company expects such alternative content delivery vehicles to produce sustainable operational revenues.

Since its inception, Karma Media has aligned itself with worthwhile, non-profit causes.  The Company's core value of social responsibility influences its content, productions and strategic relationships.  After signing an agreement with A Special Wish Foundation in FY2004, the Company signed additional agreements with the United Nations World Food Programme, the National Wildlife Federation and Project Aware during the first quarter and early second quarters of 2005 (see appendices).  Karma Media intends to expand its role as a cause related marketer by supporting and fostering noble causes that benefit humankind.

Chronological Sequence of Events:

From January 20 through January 28 2004, Karma Media produced a pilot for its television show "Estelle's Paradise" on location on the island of Kauai, Hawaii.

During the 12 months of year 2004, Karma Media produced a total of 20 (twenty) English episodes of "Estelle's Paradise" as well as an additional 20 (twenty) Spanish episodes of "El Paraiso de Estelle" (see descriptions above).

Also during first quarter of 2005, Karma Media secured numerous direct broadcast agreements with television stations around the globe, especially within the USA, Latin America and Western Europe.

In its effort to make its production the most recognized, distributed and respected show of its kind, Karma Media successfully continued to solicit additional broadcasters during the first three months of 2005 and the beginning of second quarter of 2005.  Consequently, on the dates reflected below, the Company signed the following, new agreements:

○

January 11 2005, signature of broadcast agreement with KLEG TELEVISION located at 2700 N. Stemmons Freeway in Dallas, Texas;

○

January 14 2005, signature of broadcast agreement with KXD TELEVISION located at 3650 Braddock Street in Fairbanks, Alaska;

○

January 25 2005, signature of broadcast agreement with UPN TELEVISION located at 6450 Papermill Drive in Knoxville, Tennessee;

○

January 31 2005, signature of broadcast agreement with KBSC TELEVISION located at 613 Chetco Avenue in Brookings, Oregon;

○

February 25 2005, signature of public service distribution agreement with the National Wildlife Federation;

○

February 28 2005, signature of broadcast agreement with KVEO TELEVISION located at 394 North Expressway in Brownsville, Texas;

○

March 8 2005; signature of licensing agreement with Xclusive Networks, LLC located at 10305 NW 41st Street in Miami, Florida;

○

March 9 2005, signature of broadcast agreement with THE STAR KEY NETWORK located at 506 and ½ West Pine Street in Stillwater, Minnesota;

○

March 10 2005, signature of broadcast agreement with WBWP TELEVISION located at 7354 Central Industrial Park Drive in Riviera Beach, Florida;

○

March 10 2005, signature of broadcast agreement with XHENB CHANNEL 29 located at 296 H Street in Chula Vista, California;

○

March 16 2005, signature of broadcast agreement with KMTR TELEVISION located at 3825 International Court in Springfield, Oregon;

○

March 16 2005, signature of broadcast agreement with KREX, KFQX and KGJT TELEVISION located at 345 Hillcrest Avenue in Gmrand Junction, Colorado;

○

March 23 2005, signature of broadcast agreement with WMGT TELEVISION located at 301 Poplar Street in Macon, Georgia;

○

April 1 2005, signature of exclusive Asian representation agreement with MAX Entertainment Sdn Bhd located Selangor, Malaysia;

○

April 15 2005, signature of public service distribution agreement with the Project AWARE Foundation;

○

April 18 2005, signature of licensing agreement with Latin America Broadcasting, Inc. located at 2437 Bay Area Blvd in Houston, Texas;

○

April 20 2005, signature of broadcast agreement with WTXL TELEVISION located at 8440 Deerlake South in Tallahassee, Florida.

○

April 25 2005, signature of licensing agreement with Indie Vision Films, Inc. located at 9606 Santa Monica Blvd in Beverly Hills, California.

KRMA's strategy rests on strategic market positioning, successful branding and the creation of new and innovative channels of distribution.  Strategic marketing, public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 12 2005, Karma Media was served with a summons filed in United States District, Kentucky District by a former consultant to Karma Media, Shade Enterprises, Ltd. The plaintiff seeks unspecified compensation.  Karma Media's board of directors believes the suit to be without merit and has started preparing a vigorous defense against the plaintiff.  The board of directors is also contemplating a counter-suit against the plaintiff. We currently do not anticipate any significant financial impact from this litigation. Other than this claim, there are no other pending legal proceedings that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Changes in Securities.

During the three months ended March 31, 2005, there have been no changes or issuances of common stock or other Company securities.

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

(v)  Broadcast Agreement with Globe Entertainment Television, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(w)  Broadcast Agreement with WKM RADIO, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(x)  Financial Services Consulting Agreement with US EURO Consulting, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(y)  Engagement Agreement with US EURO Securities, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(z)  License Agreement with OBE TV, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(aa)  Interactive Marketing and Content Distribution Agreement with AltNet, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(bb)  Agreement with Broadcast Marketing Corp., incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(cc)  Program License Agreement with America One Television, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(dd)  Broadcast Agreement with CVMCommunications Group Limited, incorporated by reference to the Quarterly Report on Form 10-QSB filed with the SEC on March 16, 2005.

(ee)  Trading Plan, pursuant to SEC Rule 10b5-1, incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005.

(ff)  Content Distribution Agreement, by and between Karma Media, Inc., and 9 Squared, Inc., incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(gg)  Program License Agreement, between VOTH Network, Inc.,, Karma Media, Inc., incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(hh)  Multi-Media and Public Relations Services Agreement, is made between Karma Media, Inc. and Big John's Team, filed with the SEC on March 31, 2005, incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(ii)  Interactive Marketing and Content Distribution Agreement, between Altnet, Inc., and Karma Media, Inc., incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(jj)  Office Lease with eOfficeSuites, Inc., incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(kk)  Broadcast Agreement, incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(ll)  Agreement appointing MAX Entertainment as its exclusive agent in Asia for distribution of certain of its listed products.

(mm)  License Agreement with IndieVision Films, Inc.

(nn)  Public Service Announcement Distribution Agreement with National Wildlife Federation

(oo)  Public Service Announcement Distribution Agreement with Project AWARE Foundation, a non profit organization.

(pp)  License Agreement with XCLUSIVE NETWORKS,  LLC

(qq)  License Agreement with LatinAmerica Broadcasting Inc.

31.	Officer certifications pursuant to the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

On March 4, 2005, the Company filed a Form 8-K reporting Item 5.02, Departure of Directors or Principal Officers; Election of Directors. Appointment of Principal Officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karma Media, Inc.
(Registrant)

Signature	Title	Date

/s/ Dominique Einhorn	President & CEO, Director	May 16, 2005
Dominique Einhorn

/s/ Estelle Reyna	Secretary, Director	May 16, 2005
Estelle Reyna

/s/ Gerard Keenan	Treasurer, Director, Principal Financial Officer, Principal Accounting Officer	May 16, 2005
Gerard Keenan