Form 10QSB/A
period 2005-06-30
KARMA MEDIA INC
filed 2005-08-19
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number: 333-86518

PitBOSS Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-3025152
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

14435 FM 2920, Tomball Texas, 77377

(Address of principal executive offices)

(281) 255-9424

(Issuer's telephone number)

Karma Media, Inc.

13101 Washington Blvd., 2nd Floor,

Los Angeles, CA  90066

(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 16,600,000 shares issued and outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(UNAUDITED)

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(UNAUDITED)

TABLE OF CONTENTS

Financial Statements:

Condensed Balance Sheet as of June 30, 2005 (Unaudited)

Condensed Statements of Operations for the six and three months ended

    June 30, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flow for the six months ended

    June 30, 2005 and 2004 (Unaudited)

Notes to the Condensed Financial Statements (Unaudited)

KARMA MEDIA, INC.
(FORMERLY ESTELLA REYNA, INC.)
CONDENSED BALANCE SHEET
JUNE 30, 2005 (UNAUDITED)

ASSETS

Current Assets:
Cash	$ 9,800
Accounts receivable	23,183
Prepaid expenses and other current assets	4,770

Total Current Assets	37,753

Fixed assets, net	16,038

TOTAL ASSETS	$ 53,791

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 16,134

Total Current Liabilities	16,134

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 25,000,000 shares authorized
16,600,000 issued and outstanding	16,600
Warrants outstanding	777,357
Additional paid-in capital	1,030,900
Accumulated deficit	(1,787,200)

Total Stockholders' Equity	37,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 53,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

KARMA MEDIA, INC.
(FORMERLY ESTELLA REYNA, INC.)
CONDENSED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

OPERATING REVENUES
Revenue	$ 185,351	$ 457,633	$ 100,788	$ 247,331
Cost of goods sold	89,229	246,758	41,961	138,496

GROSS PROFIT	96,122	210,875	58,827	108,835

OPERATING EXPENSES
General and administrative expenses	170,199	534,537	112,494	283,260
Depreciation	2,301	1,961	1,176	1,373
Total Operating Expenses	172,500	536,498	113,670	284,633

(LOSS) BEFORE PROVISION FOR TAXES	(76,378)	(325,623)	(54,843)	(175,798)

Provsion for income taxes	-	-	-	-

NET (LOSS)	$ (76,378)	$ (325,623)	$ (54,843)	$ (175,798)

(LOSS) PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	16,600,000	15,000,000	16,600,000	15,200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KARMA MEDIA, INC.
(FORMERLY ESTELLA REYNA, INC.)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (76,378)	$ (325,623)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Shares issued for services	-	360,000
Depreciation	2,301	1,961
(Increase) decrease in accounts receivable	54,372	(19,461)
(Increase) in prepaid expenses and other current assets	-	(15,398)
Increase in accounts payable and accrued expenses	134	3,969
Total	56,807	331,071

Net cash provided by (used in) operating activities	(19,571)	5,448

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(3,086)	(1,714)

Net cash (used in) investing activities	(3,086)	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable	-	770

Net cash provided by investing activities	-	770

NET INCREASE (DECREASE) IN CASH	(22,657)	4,504

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	32,457	106,668

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 9,800	$ 111,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ 18	$ -

Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Shares issued for services	$ -	$ 160,000

Liability for stock to be issued for services	$ -	$ 200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 (UNAUDITED)

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

JUNE 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts.  Allowances for sales returns and discounts are based on an analysis of historical trends, and allowances for doubtful accounts are based primarily on an analysis of aging accounts receivable balances and on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the period incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives using the straight-line method. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment

5 years

Impairment of long- lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the six months ended June 30, 2005 and 2004, respectively.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Revenue recognition

The Company recognizes income when earned through affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company's website. The affiliates generally take 30 days to process the commission once the sale occurs. The Company recognizes the commission once they are notified of the amount. For consulting, on-line marketing and sponsorship and appearance income, the Company recognizes revenue as services are performed.

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising costs were $5,849 and $141,744 for the six months ended June 30, 2005 and 2004, respectively and are included in cost of goods sold in the condensed statements of operations.

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2005 and 2004, respectively when the Company reported a loss because to do so would be anti-dilutive for periods presented.  As of June 30, 2005 and 2004, the Company had 3,000,000 warrants available.

Reclassifications

Certain amounts for the year ended June 30, 2004 have reclassified to conform to the presentation of the June 30, 2005 amounts.  The reclassifications have no effect on net loss for the six months ended June 30, 2004.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                      June 30,                  June 30,

                                                                        2005                       2004

Net (Loss)

                                                                    $(76,378)             $(325,623)

Weighted-average common shares

  outstanding (Basic)

                                                                 16,600,000              15,000,000

Weighted-average common stock

   equivalents:

      Stock options

                                                                           -                                -

      Warrants

                                                                                              -                                -

Weighted-average common shares

    outstanding (Diluted)

                  16,600,000               15,000,000

Start-up costs

Reporting on the costs of start- up activities Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start- up activities and organizational costs to be expensed as incurred.

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

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R.  Under the modified prospective method, companies are required to 1) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  FAS 123R is effective January 1, 2006.  The Company is evaluating the impact of FAS 123R on its' results and financial position.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153").  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Stock- Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method.  Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Stock- Based Compensation (Continued)

fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

The Company has not recorded a provision for income taxes for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, deferred tax assets consist of the following:

Deferred tax asset                               $  625,520

Less:  valuation allowance

             (625,520)

            $      -0-

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 4-

INCOME TAXES (Continued)

At June 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $1,787,200 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-

FIXED ASSETS

Fixed assets consist of the following at June 30, 2005:

Computer equipment

 $23,520

Accumulated depreciation

  (7,482)

Net fixed assets

$ 16,038

During the six months ended June 30, 2005 and 2004, the Company recognized $2,301 and $1,961, respectively, in depreciation expense.

NOTE 6-

STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On March 11, 2002, the Company effected a 1000-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed.

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

JUNE 30, 2005 (UNAUDITED)

NOTE 6-

STOCKHOLDERS' EQUITY (CONTINUED)

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

As of June 30, 2005 there have been no other issuances of common stock.

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

During the six months ended June 30, 2005, no warrants have been exercised.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 8-

RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005 and 2004, the Company paid the president of the Company $25,000 and $20,000, respectively for his services.

During the six months ended June 30, 2005 and 2004, the Company paid the secretary of the Company $26,400 and $47,500, respectively for her services.

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

NOTE 9-

COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company's $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company's common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company's common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the six months ended June 30, 2005, the Company has not paid or accrued any consulting fees.

KARMA MEDIA, INC.

(FORMERLY ESTELLA REYNA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 (UNAUDITED)

NOTE 10-

GOING CONCERN

As shown in the accompanying condensed financial statements, the Company has sustained net operating losses for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005, and has accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern.

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

The condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 11-

SUBSEQUENT EVENTS

The Company filed an 8K with information regarding an amendment to the Articles of Incorporation effective July 18, 2005 as follows:

Karma Media Inc. will change the CUSIP number,

Karma Media Inc. will change the name to Pitboss Entertainment Inc., which will better reflect its business,

Karma Media Inc. will approve a 10:1 reverse stock split in the issued and outstanding shares of Karma Media Inc.,

Karma Media Inc. will accept the resignation of Dominique Einhorn, Pres. & CEO; Estelle Reyna, Secretary, and will replace the vacant position with new board members, and

Karma Media Inc. will approve a "stock swap" for the Summit Entertainment shareholders at a POST "share for share" value, which will be accounted for as a "reverse merger" acquisition for accounting purposes.

Item 2. Management's Discussion and Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.  The following discussion contains forward-looking statements. We may refer to the Company,  Karma Media or PittBoss herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions; (b) regulatory factors that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources".  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

A.   Management's Discussion

PitBOSS Entertainment, Inc. ("PBSS" or the "Company", formerly Karma Media, Inc.) was incorporated in the State of Nevada on April 21, 1999 as Le Gourmet Co., Inc.  Until March 2003, PBSS was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet.   As Le Gourmet Co., Inc., PBSS had only limited start-up operations and generated negligible revenues.

In February 2003, upon joining management, Dominique Einhorn and Estelle Reyna contributed, free of any encumbrances or liens, certain assets and assigned certain revenue streams to the Company, which resulted in a broader offering of Internet-based products and services.  In addition, Estelle Reyna assigned to the Company all revenues from her modeling and personal appearances earned starting February 14, 2003.  The initial assignment has duration of one year, renewable by the board of directors upon expiration.

Results of Operations for the Six Months Ended June 30, 2005 Compared to Those for the Six Months Ended June 30, 2004

For the six months ended June 30, 2005, PBSS generated $185,351 in revenue versus $457,633 in the second quarter of FY2004.  During the same period, total expenses amounted to$172,500 for a net loss of $76,378, which is equivalent to approximately $0.0046 per share.  Total general and administrative expenses were $170,199.  The cumulative net loss was attributable primarily due to a decrease in sales.

Results for Operation for the Three Months Ended June 30, 2005 Compared to Those for the Three Months Ended June 30, 2004

For the three months ended June 30, 2005, PBSS generated $100,788 in revenue versus $247,331 in the second quarter of FY2004.  During the same period, total expenses amounted to $113,670 for a net loss of $54,843, which is equivalent to approximately $0.0033 per share.  Total general and administrative expenses were $112,494.  The cumulative net loss was attributable primarily due to a decrease in sales.

Liquidity and Capital Resources

As of June 30, 2005, PBSS had $21,619 in working capital.  PBSS's current assets as of June 30, 2005 consisted of $9,800 in cash, $23,183 in receivables, and prepaid expenses and other current assets of $4,770.  PBSS believes that it has sufficient revenue resources to continue operations for the next twelve months.

We do not believe that we have sufficient resources to execute our business or continue operations for the next twelve months.  Our best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of our operations.  We will endeavor to attract additional capital in privately issued, and exempt, stock issuances.  If we are not successful, there is substantial doubt as to our ability to continue as a going concern.  Without a significant infusion of additional capital we are not likely to achieve the critical mass we need to sustain operations.

B.   Plan of Operation

The Company's business strategy and operational plan currently consists primarily of the production and distribution of its travel show.  The Company plans to shift its business plan in correlation with its merger with Summit Entertainment Group, Inc., and have formed a combined entity named PitBOSS Entertainment, Inc. The events leading up to this merger are explained and described further below in the section entitled "Disclosure and Chronology of Subsequent Events".

PitBOSS Entertainment's flagship product is a half-hour travelogue produced primarily for television.  The travelogue is entitled "Estelle's Paradise" and is hosted by Company Chairperson, Latin Supermodel Estelle Reyna.  Both an original English and Spanish version of the show are available.

During FY2004 and early FY2005, PitBOSS Entertainment produced a total of 20 (twenty) half-hour episodes of "Estelle's Paradise" in English as well as an additional 20 (twenty) episodes of "El Paraiso de Estelle", the Spanish version of the show.

The completed episodes of "Estelle's Paradise" are as follows:

1. "Cooking from around the World"

Estelle shares some of her favorite recipes from her travels around the world. Viewers are welcome into Estelle's kitchen where  they are not only introduced to the country of origin of each particular dish, but they are also taught how to create these exotic dishes in their own home.

2. "Kauai I"

Explore the stunning Garden Isle of Hawaii with Estelle, as she hikes the Kalalau Trail, and visits the Wailua and Kipu waterfalls.  Viewers will also get an equestrian lesson, and accompany Estelle on horseback through the beautiful Kauai up country.

3. "Kauai II"

Return to the Garden Isle of Hawaii with Estelle, as she embarks on adventures on the water, in the waves, and on land.  Viewers are treated to an informative and visually stunning kayak trip and an in-depth surf lesson on one of the most beautiful beaches on earth.  Then, viewers get a back stage pass to a photo shoot featuring Estelle and two of the most prominent photographers in the U.S.

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

6. "Belize - Sundiver"

Visit the tropical island resort Sundiver near San Pedro, Belize.  Here Estelle takes you on an incredible underwater tour complete with manta rays and sharks.  She then gets her first Scuba lesson and takes viewers on her first official dive.

7. "Greece"

Poetically elegant in its sheer beauty, Greece also offers visitors a look in to the history of one of our earliest known civilizations.  Travel to the islands of Mykonos and Delos, where visitors have been known to describe the sunlight and surrounding geography as possessing an energy like no other place on earth.  Exploring ancient ruins, meeting with local artists, and learning to create authentic Greek Cuisine, are just a few of the things awaiting viewers during this timeless episode.

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

11. "New York"

See the world in a whole new light with a tour of the Big Apple.  Estelle brings her audience on a personal trip where she gets lasix surgery, then tours the city without corrective lenses for the first time.  She visits Ellis Island and Lady Liberty while sharing her own immigration story.

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

Until August 1, 2005, PitBOSS Entertainment's production team was completing new episodes at the rate of about one every three weeks.  As of August 1, 2005, PBSS had completed two full seasons of shows (in both English and Spanish) consisting of 26 episodes each.

"Estelle's Paradise" has enjoyed wide acceptance with hundreds of broadcasters around the world, including the United States, Spain, the United Kingdom and virtually every country in Latin America.  PitBOSS Entertainment's distribution team has constantly been adding new broadcasters to its roster of stations that carry the show, both domestically and internationally.

The Company's typical modus operandi is to offer the show to respective broadcasters on a "commercial time split basis".  Under this agreement (see appendices for example), the Company typically retains the rights to one half (50%) of the commercial air time available during each half-hour broadcast of "Estelle's Paradise", which is equivalent to anywhere from 2 minutes to 4 minutes per broadcast, depending on the broadcaster and country of distribution.  PitBOSS Entertainment in turn intends to sell its allocation of commercial air time to sponsors and advertisers.  Starting with FY2005, in addition to collecting fees from potential advertisers and sponsors, the Company also intends to license its shows to broadcasters for a flat fee per episode and is in active negotiations with several broadcasters (both domestically and internationally) interested in carrying the shows in exchange for a license fee.

Additionally, the Company has been working on re-purposing its growing content library for distribution via the Web (webcasts), mobile content delivery (downloadable pictorial and video content for mobile phones and PDAs) and other, ancillary entertainment products.  Going forward, the Company expects such alternative content delivery vehicles to produce sustainable operational revenues.

Since its inception, PitBOSS Entertainment has aligned itself with worthwhile, non-profit causes.  The Company's core value of social responsibility influences its content, productions and strategic relationships.  After signing an agreement with A Special Wish Foundation in FY2004, the Company signed additional agreements with the United Nations World Food Programme and the National Wildlife Federation in early 2005.  PitBOSS Entertainment intends to expand its role as a cause related marketer by supporting and fostering noble causes that tend to benefit humankind.

Disclosure and Chronology of Subsequent Events:

During the second quarter of FY2005, the management of Karma Media sought to align itself with another business entity that could help the Company monetize its fast-growing commercial air time on worldwide television.

On or around June 1, 2005, the Company started discussions with Summit Entertainment Group, Inc., a Houston, Texas-based entertainment company about forming and operating a new public entity.

On June 18, 2005, Karma Media and Summit Entertainment Group signed a memorandum of understanding outlining a tentative merger between the two entities.

On June 27, 2005, a special board meeting was called and a total of eleven resolutions were adopted concerning the proposed merger.

On July 12, 2005, a letter was sent to NASD with a notification of name change and CUSIP change, notification of 10 for 1 reverse split and other items concerning the proposed merger.

On July 18, 2005, the Company filed a Form 8-K announcing all items adopted in the special board meeting of June 27, 2005.

Also on July 18, 2005, the Company made an official announcement of the merger via a press release.

Finally, on July 27, 2005, several additional board resolutions were adopted by written consent of the Board of Directors concerning the merger.

PitBOSS Entertainment, Inc. (PBSS) will be the resulting entity of the merger between Karma Media, Inc. and Summit Entertainment Group, Inc.  The new entity will outline its core business strategy in the coming months, which may be different, in part or in full, from the Company's current and historical business strategy.  With the departure and resignation of Dominique Einhorn and Estelle Reyna from the Company's board of directors, PBSS will abandon the pursuit of certain revenue streams (such as affiliate programs, select consulting and online marketing campaigns) to focus on the development and promotion of the Company's core entertainment assets.

Item 3.  Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, PBSS's Officers have concluded  that  PBSS's disclosure controls  and  procedures  are effective to ensure that information required to be disclosed  by PBSS  in  the  reports it files or submits under  the  Securities Exchange Act of 1934, as amended, is accumulated and communicated to PBSS's management, including its Officers, as appropriate  to allow timely  decisions regarding required  disclosure  and  are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in  the Securities and Exchange Commission's rules and forms.  There were no significant changes in PBSS's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities.

During the three months ended June 30, 2005, there have been no changes or issuances of common stock or other Company securities.

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

(a)

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

Program License Agreement, between VOTH Network, Inc., Karma Media, Inc., incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2005

(hh)

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

Karma Media, Inc.
(Registrant)

Signature	Title	Date

/s/ John D. Jarvis Jr.	President, CEO, Secretary, Treasurer and Director	August 19, 2005

/s/ John D. Jarvis Jr.	Treasurer, Director, Principal Financial Officer, Principal Accounting Officer	August 19, 2005