Form 10QSB
period 2005-09-30
PITBOSS ENTERTAINMENT INC.
filed 2005-11-22
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number: 333-86518

PitBOSS Entertainment, Inc. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-3025152 (I.R.S. Employer Identification No.)

14435 FM 2920, Tomball Texas, 77377 (Address of principal executive offices)

(281) 255-9424 (Issuer's telephone number)

Karma Media, Inc. 13101 Washington Blvd., 2nd Floor, Los Angeles, CA 90066 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,600,000

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No  [X]

PitBOSS Entertainment, Inc.

Part I - Financial Information

Item 1. Financial Statements

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

TABLE OF CONTENTS

Financial Statements:

Condensed Balance Sheet as of September 30, 2005 (Unaudited)

Condensed Statements of Operations for the nine and three months ended

    September 30, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flow for the nine months ended

    September 30, 2005 and 2004 (Unaudited)

Notes to the Condensed Financial Statements (Unaudited)

PITBOSS ENTERTAINMENT, INC.
(FORMERLY KARMA MEDIA, INC.)
CONDENSED BALANCE SHEET
JUNE 30, 2005 (UNAUDITED)

ASSETS

Current Assets:
Cash	$ -
Accounts receivable	-
Prepaid expenses and other current assets	-

Total Current Assets	-

Fixed assets, net	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 3,500

Total Current Liabilities	3,500

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 25,000,000 shares authorized
16,600,000 issued and outstanding	16,600
Warrants outstanding	777,357
Additional paid-in capital	1,013,559
Accumulated deficit	(1,811,016)

Total Stockholders' (deficit)	(3,500)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ -

The accompanying notes are an integral part of these condensed financial statements.

PITBOSS ENTERTAINMENT, INC.
(FORMERLY KARMA MEDIA, INC.)
CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

OPERATING REVENUES
Revenue	$ 230,250	$ 608,639	$ 44,899	$ 151,006
Cost of goods sold	112,137	382,178	22,909	135,420

GROSS PROFIT	118,113	226,461	21,990	15,586

OPERATING EXPENSES
General and administrative expenses	213,126	1,118,307	48,108	583,770
Depreciation	5,181	2,635	-	674
Total Operating Expenses	218,307	1,120,942	48,108	584,444

(LOSS) BEFORE PROVISION FOR TAXES	(100,194)	(894,481)	(26,118)	(568,858)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$ (100,194)	$ (894,481)	$ (26,118)	$ (568,858)

(LOSS) PER SHARE - BASIC	$ (0.01)	$ (0.06)	$ (0.00)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	16,600,000	15,222,222	16,600,000	15,666,667

The accompanying notes are an integral part of these condensed financial statements.

PITBOSS ENTERTAINMENT, INC
(FORMERLY KARMA MEDIA, INC.)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (100,194)	$ (894,481)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Shares issued for services	-	882,000
Depreciation	5,181	2,635
(Increase) decrease in accounts receivable	77,556	(21,839)
(Increase) decrease in prepaid expenses and other current assets	4,770	(15,398)
Increase (decrease) in accounts payable and accrued expenses	(12,500)	8,084
Total	75,007	855,482

Net cash (used in) operating activities	(25,187)	(38,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(3,086)	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable	-	770
Distribution	(4,184)	-

Net cash provided by (used in) investing activities	(4,184)	770

NET (DECREASE) IN CASH	(32,457)	(39,943)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	32,457	106,668

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ 66,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Shares issued for services	$ -	$ 882,000

Liability for stock to be issued for services	$ -	$ 200,000

The accompanying notes are an integral part of these condensed financial statements.

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (UNAUDITED)

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

NOTE 2-

HISTORY AND ORGANIZATION OF COMPANY

PitBoss Entertainment, Inc. (the "Company") was organized April 21, 1999 under the laws of the State of Nevada, as Le Gourmet Co. Inc.

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

On March 17, 2003, the Company amended its Articles of Incorporation to change its name to Estelle Reyna, Inc.

On September 11, 2003, the Company amended its Articles of Incorporation to change its name to Karma Media, Inc.

On July 18, 2005, the Company amended its Articles of Incorporation to change its name to PitBoss Entertainment, Inc.

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

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

Computers and equipment

5 years

Impairment of long- lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the nine months ended September 30, 2005 and 2004, respectively.

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

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

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising costs were $11,500 and $203,744 for the nine months ended September 30, 2005 and 2004, respectively and are included in cost of goods sold in the condensed statements of operations.

Reclassifications

Certain amounts for the year ended September 30, 2004 have reclassified to conform to the presentation of the September 30, 2005 amounts.  The reclassifications have no effect on net loss for the nine months ended September 30, 2004.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2005 and 2004, respectively when the Company reported a loss because to do so would be anti-dilutive for periods presented.  As of September 30, 2005 and 2004, the Company had 3,000,000 warrants available.

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 September 30,        September 30,

                                                                        2005                       2004

        Net (Loss)                                            $(100,194)             $(894,481)

Weighted-average common shares

  outstanding (Basic)                                     16,600,000             15,222,222

Weighted-average common stock

   equivalents:

      Stock options                                                         -                             -

      Warrants                                                               -                              -

Weighted-average common shares

    outstanding (Diluted)                                  16,600,000          15,222,222

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

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 3-

SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

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

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

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

The Company has not recorded a provision for income taxes for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, deferred tax assets consist of the following:

Deferred tax asset                               $625,520

Less:  valuation allowance

           (625,520)

           $      -0-

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 4-

INCOME TAXES (Continued)

At September 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $1,787,200 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 5-

STOCKHOLDERS' EQUITY (CONTINUED)

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

As of September 30, 2005 there have been no other issuances of common stock.

On July 18 2005, the Company reported and approved a 10 to 1 reverse split in the issued and outstanding shares.

NOTE 6-

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

During the nine months ended September 30, 2005, the warrant has not been exercised.

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 7-

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 and 2004, the Company paid the president of the Company $40,500 and $20,000, respectively for his services.

During the nine months ended September 30, 2005 and 2004, the Company paid the secretary of the Company $39,900 and $70,000, respectively for her services.

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

NOTE 8-

COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company's $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company's common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company's common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the nine months ended September 30, 2005, the Company has not paid or accrued any consulting fees.

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 9-

GOING CONCERN

As shown in the accompanying condensed financial statements, the Company has sustained net operating losses for the years ended December 31, 2004 and 2003 and for the nine months ended September 30, 2005, and has accumulated large deficits. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.  There may be other risks and circumstances that we are unable to predict.  When used in this Quarterly Report, words such as,  "believes," "expects,"  "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

General

PitBOSS Entertainment, Inc. ("PBSS" or the "Company", formerly Karma Media, Inc.) was incorporated in the State of Nevada on April 21, 1999 as Le Gourmet Co., Inc.  Until March 2003, PBSS was implementing a plan to market a variety of cookbooks in numerous categories and specialty gourmet kitchen products to retail consumers via the Internet.   Le Gourmet Co., Inc. had only limited start-up operations and generated negligible revenues.

In February 2003, Dominique Einhorn and Estelle Reyna assumed majority control of the Company, amended the Company's name to Karma Media, Inc., and began offering broader Internet-based products and services. The Company's business strategy and operational plan then consisted primarily of the production and distribution of a travel show, staring Estelle Reyna, who assigned to the Company all revenues from her modeling and personal appearances starting February 14, 2003. The flagship product was a half-hour travelogue produced primarily for television.  The travelogue wais entitled "Estelle's Paradise" and was hosted by then Company Chairperson, Latin Supermodel Estelle Reyna.  Both an original English and Spanish version of the show were made available.

During FY2004 and early FY2005, Karma Media produced a total of 20 (twenty) half-hour episodes of "Estelle's Paradise" in English as well as in Spanish.

Recent business activities

Upon acquiring Karma Media on July 18, 2005, the Company began to shift its business plan in correlation with its merger and formed a combined entity named PitBOSS Entertainment, Inc.

PitBOSS Entertainment, Inc. (also referred to as the "Company") is an entertainment company with a diversified asset base consisting of both hard assets as well as media properties that are used to promote its assets. The Company also assists outside companies, both public and private, with an affordable suite of media and branding services.

The Company's content is delivered to a worldwide audience via television, radio, print, the Internet and other media. The content is meant to be both entertaining and educational, gearing to bring awareness and understanding to current social issues. Due to its diversified content, the Company hopes to generate multiple revenue streams in advertising, programming, marketing and syndication. The Company's core value of social responsibility influences its content and strategic relationships.

The Company's avenues of commerce are explained and described below:

Advertising

Over the past two years, PitBOSS Entertainment (formerly Karma Media, Inc.) has developed its own library of proprietary content, primarily for television. The Company's flagship half-hour weekly travel program, "Estelle's Paradise," airs on television stations around the world, helping create boundless potential for advertising and product placement inventory.

Advertising Deployment

The Company established itself as a leader in the development and distribution of entertainment programming, primarily in the United States and the rapidly-growing Hispanic market. In South America, the Company's programs are broadcasted daily week to a network of 382 television stations via Americana de Television, (www.atel.tv).

Domestically, the Company's half-hour travel show, "Estelle's Paradise," airs on the Dish Network (Colours TV, channel 9407), DirecTV, the America One Network, as well as on numerous independent stations and network affiliates.

Results of Operations

The following is an itemization of our results of operations for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004.

REVENUE. Total revenue for the three-month period ended September 30, 2005 was $44,899 compared to $151,006 for the three-month period ended September 30, 2004.  Revenues declined by approximately 70%, we reduced our total expenses by approximately 91%, and we incurred a Net loss of $568,858.

EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, subscription fees and marketing costs associated with the promotion of our media services.  General and administrative expenses for the three-month period ended September 30, 2005 were $48,108 compared to $583,770 for the three-month period ended September 30, 2004.

DEPRECIATION. There was no Depreciation expense for the three-month period ended September 30, 2005 compared to $674 for the three-month period ended September 30, 2004.  This represents depreciation on the assets of the Company.

TOTAL EXPENSES. Total expenses for the three-month period ended September 30, 2005 were $48,108 compared to $584,444 for the three-month period ended September 30, 2004.  Total expenses decreased significantly from the comparable period as a result of eliminating the use of independent contractors to whom Company services were previously outsourced and a large reduction in general and administrative expenses.

NET INCOME. Our net loss was $26,118 for the three-month period ended September 30, 2005 compared to net loss of $568,858 for the three-month period ended September 30, 2004.  Management seeks to increase profitability, as we expand our business services without the need to employ the services of independent contractors.

Future Business

We expect our industry to continue being increasingly competitive given the size and continued growth in the entertainment and Intranet market.  We intend to compete by continuing to provide Latino audiences throughout South America greater understanding to current social issues with entertaining programs.  Our main goal is to ensure greater awareness with creative and enjoyable multimedia and to develop an outstanding reputation for truth and loyalty.  If we fail to market and distribute our exclusive programs and generate sufficient revenues, we may be unable to continue as a going concern.

Liquidity and Capital Resources

Management believes our minimal cash and equivalents will not be sufficient to fund ongoing fiscal 2005 and 2006 operations and working capital needs.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional equipment and personnel, and for other working capital purposes.

To date, we have financed our cash flow requirements through an issuance of common stock and through the revenue generated from existing operations.  During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues.

Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon her evaluation of those controls and procedures performed as of September 30, 2005, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)   Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by our chief executive and principal financial officer.

PART II - OTHER INFORMATION

Item 6(a) - Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350)

Item 6(b) - Reports Filed on Form 8-K

For the quarter ended September 30, 2005 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PitBOSS Entertainment, Inc.

(Registrant)

Date: November 22, 2005

By: /s/ John D. Jarvis

John D. Jarvis

President/CEO and Treasurer/CFO