Form 10KSB
period 2005-12-31
U.S. ENERGY HOLDINGS INC.
filed 2006-04-24
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

Commission file number 333-86518

Pitboss Entertainment Inc.
(Name of small business issuer in its charter)

Nevada	75-3025152
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14435 FM 2920 Tomball Texas,	77377
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (281) 255-9424

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 75,000,000 shares authorized
5,893,978 shares issued and outstanding as of December 31, 2005

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

PART I

Item 1. Description of Business.

A.    Business Development and Summary

Headquartered in Tomball Texas, Pitboss aspires to be a leading diversified owner and operator of multiple entertainment properties, including developments located in Las Vegas, Reno Nevada and Louisiana. Pitboss plans to be the leading growth company in the Entertainment professional services industry as well as Casino/Entertainment operations in 2005. This growth will be fueled by relentless innovation, focused on exceeding client expectations and creating extraordinary opportunities for all parties involved. Pitboss is also a diversified entertainment company with an impressive asset base consisting of both hard assets as well as media properties used to promote and brand such assets. The company also assists outside companies, both public and private, with an affordable suite of media and branding services.

PitBOSS Entertainment, Inc. (OTCBB:PBSS) is also a diversified entertainment company with an impressive asset base consisting of both hard assets as well as media properties used to promote and brand such assets. The company also assists outside companies, both public and private, with an affordable suite of media and branding services.

The Company's content is delivered to a worldwide audience via television, radio, print, the Internet and other media. By entertaining, educating and stimulating understanding of crucial social issues, the Company has built a loyal and rapidly expanding audience for its content, generating multiple revenue streams in advertising, programming, marketing and syndication. The Company's core value of social responsibility influences its content and strategic relationships.

Advertising
Over the past two years, PitBOSS Entertainment (formerly Karma Media, Inc.) has developed its own library of proprietary content, primarily for television. The company's flagship half-hour weekly travel program, "Estelle's Paradise," airs on over 700 television stations around the world and provides PitBOSS Entertainment with an advertising and product placement inventory valued at several million dollars each month, according to individual broadcaster rate cards.

Advertising Deployment
PitBOSS Entertainment established itself as a leader in the development and distribution of entertainment programming, advertising primarily in the United States and the rapidly-growing Hispanic market. In South America alone, the company's programs are broadcast an average of five times each week to a network of 382 television stations via Americana de Television, (www.atel.tv). Domestically, PitBOSS Entertainment's half-hour travel show, "Estelle's Paradise," airs on the Dish Network (Colours TV, channel 9407), DirecTV, the America One Network, as well as on hundreds of independent stations and major network affiliates (ABC, NBC, CBS, UPN) across the country.

Corporate Development, Promotions, Holdings
Our approach is based on years of experience as strategic planners, executive officers and investment bankers. Sound advice requires more than mere theory - it comes from direct, hands-on practice and a sense of having been there yourself.

Pitboss Entertainment Group Inc connects strong management and sound strategy to enable clients to achieve their desired goals without the costly overhead of high salaried executives or inexperienced junior resources. Our highly experienced professionals will understand your needs.

Pitboss Entertainment Inc. administrative office is located at 14435 FM 2920 Tomball Texas, 77377 telephone (281) 255-9424.

Pitboss Entertainment Inc. fiscal year end is December 31.

B.    Business of Issuer

(1)    Principal Products and Services and Principal Markets

Pitboss Entertainment , Inc., www.pitbossent.com, is a multi-media company producing advetising from original content in multiple languages, primarily for television. The Company's flagship advertising product is "Estelle's Paradise," www.estelle.tv, a half-hour weekly travel show that airs on over 600 television stations around the world. The Company's core value of social responsibility influences its content, productions and strategic relationships.

(2)    Distribution Methods of the Products or Services

Pitboss Entertainment relies on a network of over 600 television broadcasters as well as the Internet as its primary marketing and distribution media.

The Company maintains one web property, www.pitbossent.com

The first web site, www.pitbossent.com, reflects the Company's corporate mantra.  The site displays the Company's philosophy and commitment.  pitbossent.com serves the dual purpose of educating the consumer about the causes pitbossent supports and, above all, explains the Company's strategy of supporting charitable organizations via the systematic distribution of public service announcements.

Pitboss Entertainment leverages the popularity and numerous ongoing media appearances of its Chairman and spokesperson, Latin supermodel and Internet celebrity, Estelle Reyna.  Ms. Reyna has been dubbed as one of the most downloaded women on the Internet with an estimated fan base in excess of several million individuals.  The 30-minute travel show, "Estelle's Paradise" has arguably become the most widely distributed travel show on earth, with over 600 television broadcasters carrying the show in dozens of countries.  The show is produced in both English and Spanish.

(3)    Status of any announced new product or service

Pitboss Entertainment has been adding dozens of new broadcasters every month to the distribution of "Estelle's Paradise" and its Spanish counterpart, "El Paraiso de Estelle".

The Company is focusing on adding a consistent stream of new broadcasters, both domestically and internationally and is constantly producing new episodes for the travelogue for additional advertising revenue.

(4)    Industry background and competition

The competition for travel content and programming, both for broadcast and Internet delivery, is fierce.  While "Estelle's Paradise" has a significant following and is enjoying exponential growth in the number of broadcasters carrying the show, Pitboss Entertainment's existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than Pitboss Entertainment.  This may allow them to devote greater resources than Pitboss Entertainment can to the development and promotion of new content.  These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their content.  As a result, it is possible that Pitboss Entertainment may have difficulty competing for new client broadcasters.

Many websites compete with Pitboss Entertainment's sites for visitors, subscribers, advertisers and e-commerce partners and Pitboss Entertainment expects this competition to increase in the future.  Pitboss Entertainment believes that the primary competitive factors in its markets include brand recognition, the quality of content and products, technology, pricing, ease of use, sales and marketing efforts and user demographics.  Pitboss Entertainment believes that it competes favorably with respect to each of these factors.

(5)    Sources and availability of raw materials and the names of principal suppliers

Pitboss Entertainment's promotional and marketing efforts depend substantially on media content derived from Ms. Reyna's work.  However, the Company is in the business of securing new distribution channels and driving exposure and transactions for third party merchants and clients for advertising.  As such, Pitboss Entertainment does not rely or depend on any particular supplier.

(6)    Customers

The Company's client roster consists of hundreds of domestic and international broadcasters, all of which are listed on the Pitboss Entertainment web site, www.pitbossent.com.  Pitboss Entertainment formaly Karma Media also does extensive work for charities and non-profit organizations such as A Special Wish Foundation, the United Nation's World Food Program or the National Wildlife Federation.  In addition, Pitboss Entertainment continues to drive transactions to over 300 merchant web sites.  While revenues attributable to some clients are larger, no client individually accounts for a significant percentage of the overall revenue stream.  At this time, Pitboss Entertainment does not anticipate that its business will depend disproportionately on any particular client or a group of clients.

(7)    Intellectual Property

Pitboss Entertainment does not have any patents, trademarks, licenses, franchises, concessions or royalty agreements.

(8)    Need for Government Approval

None.

(9)   Effect of existing or probable government regulations

Pitboss Entertainment is subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services.  However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services.  These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

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

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission also has settled several proceedings regarding the manner, in which personal information is collected from users and provided to third parties.  Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions.  Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way Pitboss Entertainment does business or could create uncertainty on the Internet.  This could reduce demand for Pitboss Entertainment's services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm Pitboss Entertainment's business.  In addition, because Pitboss Entertainment's services will be accessible worldwide, and Pitboss Entertainment plans to facilitate sales of goods to users worldwide, foreign jurisdictions may claim that Pitboss Entertainment is required to comply with their laws.  Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users.  Compliance may be more costly or may require Pitboss Entertainment to change its business practices or restrict service offerings relative to those in the U.S. Pitboss Entertainment's failure to comply with foreign laws could subject Pitboss Entertainment to penalties ranging from fines to bans on Pitboss Entertainment's ability to offer its services.

(10)    Cost of Research and Development

Most of Pitboss Entertainment's general and administrative expenses consist of the costs of management and development of new Internet/website applications.  During the year ended December 31, 2005, the general and administrative expenses were $9,108.00

(11)    Costs and effects of compliance with environmental laws

None applicable.

(12)    Employees

Pitboss Entertainment does not have any employees, but relies on the services of its officers and directors and a number of independent consultants to perform duties ranging from day to day management of operations to graphic design, programming, and bookkeeping.  The Company retains the services of about 8 to 12 consultants at all times, depending on the workload.

C.    Reports to Security Holders

(1)    Pitboss Entertainment will furnish its shareholders with annual financial reports certified by Pitboss Entertainments's independent accountants.

(2)    Pitboss Entertainment is a reporting issuer with the Securities and Exchange Commission.  Pitboss Entertainment will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)    The public may read and copy any materials Pitboss Entertainment files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Item 2. Description of Property.

Pitboss Entertainment does not have partial or complete ownership of any real estate property.

Item 3. Legal Proceedings.

Pitboss Entertainment is not a party to any pending or contemplated legal proceeding, by a governmental or another authority.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2005, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The common stock of Pitboss Entertainment is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "PBSS."  Public listing of the common stock commenced on June 29 2005 under the symbol PBSS.  Prior to that time, there was no public market for Pitboss Entertainment's common stock.  On June 29 2005, the trading symbol changed to "PBSS," .

The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board for the periods indicated.  Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low Bid	High Bid

Three months ended March 31, 2005	$1.20	$2.00
Three months ended June 30, 2005	$2.50	$4.00
Three months ended September 30, 2005	$0.90	$1.10
Three months ended December 31, 2005	$0.59	$0.59

Holders

As of December 31, 2005, Pitboss Entertainment had approximately 5,893,978 shares of $0.001 par value common stock issued and outstanding held by approximately ninety-seven  (97) shareholders of record.  Pitboss Entertainment's Transfer Agent is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, AZ 85251, phone (480) 481-3940.

Dividends

Pitboss Entertainment has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Pitboss Entertainment intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Pitboss Entertainment's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

The following information covers all securities that Pitboss Entertainment sold within the past three years without registering the securities under the Securities Act:

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

In July of 2005 Pitboss Entertainment initiated a 10 for one stock split bringing the issued and outstanding of the company to 1.6 million shares issued and outstanding.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements included in this report.

A.   Management's Discussion

FY 2005 Pitboss Entertainment , Inc., was incorporated in the State of Nevada on July, 2005, Pitboss Entertainment has only limited start-up operations and generated negligible revenues.

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

Pitboss Entertainment believes that it has sufficient resources to continue operations for the next twelve months, FY 2006.

B.   Plan of Operation

Pitboss Entertainment , Inc., www.pitbossent.com, is a multi-media company producing advetising from original content in multiple languages, primarily for television. The Company's flagship advertising product is "Estelle's Paradise," www.estelle.tv, a half-hour weekly travel show that airs on over 600 television stations around the world. The Company's core value of social responsibility influences its content, productions and strategic relationships.

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

In consideration for the broadcast rights to "Estelle's Paradise", UATV granted 2.5 minutes of commercial airtime to Karma Media for each airing of the show, in all markets in which the show airs.

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

During the third quarter of 2004, Karma Media further strengthened its presence as a multi-media company by entering additional broadcast agreements that expand the Company's worldwide reach:

On July 9, 2004, Karma Media signed a 26-week television broadcast agreement with Globe Entertainment Television, DBA Caribbean Superstation (CSS).  CSS is located in New Rochelle, New York.  The agreement entitled Karma Media to 3.5 minutes of commercial per each half-hour broadcast of "Estelle's Paradise", Karma Media's flagship program.

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

Pitboss Entertainment's strategy rests on successful branding and the creation of new and innovative channels of distribution.  Strategic public relations and the lifelong alignment of Estelle Reyna with non-profit causes should further enhance the Company's stature.

C. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, Pitboss Entertainment Officers have concluded  that  Pitboss Entertainment's disclosure controls  and  procedures  are effective to ensure that information required to be disclosed  by Pitboss Entertainment  in  the  reports it files or submits under  the  Securities Exchange Act of 1934, as amended, is accumulated and communicated to Pitboss Entertainment's management, including its Officers, as appropriate  to allow  timely  decisions regarding required  disclosure  and  are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in  the Securities and Exchange Commission's rules and forms.  There were no significant changes in Pitboss Entertainment's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

The following table sets forth certain information regarding executive officers and directors of Pitboss Entertainment / Karma Media as of the date of this Annual Report:

Name and Address	Age	Position	Director since
John D. Jarvis	39	President & CEO, Director	2005
Dominique Einhorn	34	President & CEO, Director	2003
Estelle Reyna	32	Vice President-Creative Design, Secretary, Director	2003
Gerard Keenan	43	Vice President-Business Development, Treasurer, Director, Principal Financial Officer	2005
Jonathan Marshall	39	National Sales Director	2004

The persons named above are expected to hold their office/position until the next annual meeting of Pitboss Entertainment's stockholders.

Background of Directors, Executive Officers, Promoters and Control Persons

John D. Jarvis, President & CEO, Director ,John has over ten years experience in strategic marketing and sales with significant emphasis on relationship sales with Fortune 100 companies. He has over five years experience with all aspects of Internet operations and development, including direct experience with web site development for corporate presence as well as content deployment.

Dominique Einhorn, President & CEO, Director , has been involved in the management of on-line direct marketing strategies since 1993.  A graduate from the Universite des Sciences Humaines of Strasbourg, France, Mr. Einhorn (with co-founder Matthew Boyce) launched TheArtAuction.com, a pure online art auction in 1996.  TheArtAuction.com was eventually sold to a publicly-traded company.  From 1998 to 2001, Mr. Einhorn served as President and CEO of Powerclick, Inc., an Internet marketing and consulting firm, which he eventually sold as well.  From 2001 to 2003, Mr. Einhorn was CEO of 101marketing, Inc., an Internet marketing and consulting firm specializing in online media buys on behalf of its client base.  From 2002 to present, Mr. Einhorn has been President of The MarketDart Corporation, a marketing company specializing in the financial services industry.

Estelle Reyna (a.k.a. Esther Bermudez), Vice President-Creative Design, Secretary, Director , has been a free-lance translator and editor and a professional model and actress since 1998 to present.  In 2002, Ms. Reyna briefly served as Director of Business Development for CharityBuy, Inc., a marketing firm specializing in the development of fundraising strategies for the non-profit industry.  Ms. Reyna graduated suma cum laude from the Zurich University (Linguistics).  She worked as a judiciary interpreter for several years in Switzerland where she founded " Uebersetzer im Gericht ."  The association's objective was to make the public and the judicial community aware of the unique role and function of interpreters in the legal system.  Ms. Reyna has been an environmental activist contributing to non-profit organizations like Greenpeace and Amnesty International by rendering advice/consulting services for campaigns in South America.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of Pitboss Entertainment / Karma Media has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of Pitboss Entertainment / Karma Media has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of Pitboss Entertainment / Karma Media has been convicted of violating a federal or state securities or commodities law.

Audit Committee Financial Expert

Pitboss Entertainment / Karma Media's board of directors has determined that Pitboss Entertainment / Karma Media does not have an audit committee financial expert serving on its audit committee.

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

Except as otherwise set forth above, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE
(na - not applicable)

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)
John D. Jarvis President / CEO, Director	2005	55,000	0	0	0
Dominique Einhorn President & CEO, Director	2004	55,750	0	0	50,000
2003	5,000	na	na	na
2002	na	na	na	na
Estelle Reyna Vice President-Creative Design, Secretary, Director	2004	55,750	0	0	50,000
2003	52,600	na	na	na
2002	na	na	na	na
Jonathan Marshall, National Sales Director	2004	0	0	0	2,000
2003	na	na	na	na
2002	na	na	na	na
Michelle R. Quinlan President & CEO, Director until 2003	2004	0	0	0	0
2003	0	0	0	0
2002	0	0	0	0
Michael G. Quinlan Secretary & Controller, Director until 2003	2004	0	0	0	0
2003	0	0	0	0
2002	0	0	0	0

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

Item 13. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2005, Pitboss Entertainment / Karma Media filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
April 17, 2004	April 22, 2004	Item 4. Change in Registrant's Certifying Accountant
7/18/2005	7/18/2005	Item 5. Corporate Governance and Management
2/01/2006	4/19/2006	Item 5. Corporate Governance and Management

Item 14. Principal Accountant Fees and Services.

We paid the following fees in each of the prior two fiscal years to its former principal accountant, Beckstead and Watts, LLP (and its predecessor, G. Brad Beckstead, CPA) of Las Vegas, NV.

	Year Ended December 31,
	2005	2004	2003
Audit Fees	7,500	7,500	7,500
Audit-Related Fees	-	-	-
Tax Fees			500
All Other Fees
Total	7,500	7,500	8,000

On April 17, 2005, the Company engaged Bagell Josephs & Company, LLC as its new principal independent accountant. The Company paid the following fees to its present principal auditors, Bagell Josephs & Company, LLC

Year Ended December 31, 2005
Audit Fees	5,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	5,000

"Audit Fees" consisted of fees billed for services rendered for the audit of Pitboss Entertainment / Karma Media's annual financial statements and for review of the financial statements included in Pitboss Entertainment / Karma Media's quarterly reports on Form 10-QSB.

Beckstead and Watts, LLP, did not perform any non-audit services for Pitboss Entertainment / Karma Media in either the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2005.

Bagell Josephs & Company, LLC, was paid $5,000 for reviews of financial statements included in our quarterly reports filed during the fiscal year ended December 31, 2005.

The Company has no formal audit committee.  However, the entire Board of Directors (the "Board") is the Company's de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005, with management and the independent auditors.  Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pitboss Entertainment , Inc.
(Registrant)

By: /s/ John D, Jarvis, President & CEO

March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Jarvis	President & CEO, Director	March 31, 2006
John D.Jarvis