Form 10KSB/A
period 2005-12-31
U.S. ENERGY HOLDINGS INC.
filed 2006-05-22
CIK 1171326

18:

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

Common stock, $.001 par value, 25,000,000 shares authorized
2,638,978 shares issued and outstanding as of December 31, 2005

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

Pitboss Entertainment Inc. administrative office is located at 14435 FM 2920 Tomball Texas, 77377 telephone (281) 255-9424.

Pitboss Entertainment Inc. fiscal year end is December 31.

B.    Business of Issuer

(1)    Principal Products and Services and Principal Markets

Pitboss Entertainment , Inc., www.pitbossent.com, is a multi-media company producing advertising from original content in multiple languages, primarily for television. The Company's flagship advertising product is "Estelle's Paradise," www.estelle.tv, a half-hour weekly travel show that airs on over 600 television stations around the world. The Company's core value of social responsibility influences its content, productions and strategic relationships.

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

(6)    Customers

The Company's client roster consists of hundreds of domestic and international broadcasters, all of which are listed on the Pitboss Entertainment web site, www.pitbossent.com .  Pitboss Entertainment formaly Karma Media also does extensive work for charities and non-profit organizations such as A Special Wish Foundation, the United Nation's World Food Program or the National Wildlife Federation.  In addition, Pitboss Entertainment continues to drive transactions to over 300 merchant web sites.  While revenues attributable to some clients are larger, no client individually accounts for a significant percentage of the overall revenue stream.  At this time, Pitboss Entertainment does not anticipate that its business will depend disproportionately on any particular client or a group of clients.

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

C.    Reports to Security Holders

(1)    Pitboss Entertainment will furnish its shareholders with annual financial reports certified by Pitboss Entertainments independent accountants.

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

Holders

As of December 31, 2005, Pitboss Entertainment had approximately 2,638,978 shares of $0.001 par value common stock issued and outstanding held by approximately ninety-seven (97) shareholders of record.  Pitboss Entertainment's Transfer Agent is Holladay Stock Transfer, Inc., 2939 North 67 th Place, Scottsdale, AZ 85251, phone (480) 481-3940.

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

In FY2005, Karma Media /Pitboss Entertainment generated $230,250 in revenue versus $732,475 in FY2004.  During FY2005, it has gross profit of $118,113 with total general and administrative expenses amounted to $1,056,711 and a net loss of $938,598 which is equivalent to approximately $0.52 loss per share.  The net loss was primarily attributable to $802,036 in costs associated with shares issued for Shares issued for termination agreement with Summit Entertainment Inc.

Liquidity and Capital Resources

As of December 31, 2005, Karma Media /Pitboss Entertainment had $683 in working capital.  Karma Media /Pitboss Entertainment's current liabilities as of December 31, 2005 was $23,210.

Pitboss Entertainment believes that it has sufficient resources to continue operations for the next twelve months, FY 2006 for the main reason in February 2006 it has changed it's primary business focus to the oil and gas sector that has increased interest in the company.

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

In FY2006 The company has changed its core direction into the oil & Gas sector under the supervision of the new CEO Claude Eldridge as of February 2006.

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

PITBOSS ENTERTAINMENT, INC.

(FORMERLY KARMA MEDIA, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm 1-2

Balance Sheet as of December 31, 2005 3

Statements of Operations for the Years Ended

December 31, 2005 and 2004 4

Statement of Changes in Stockholders' Equity (Deficit) for the Years

Ended December 31, 2005 and 2004 5

Statements of Cash Flows for the Years ended

December 31, 2005 and 2004 6

Notes to the Financial Statements 7-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

PitBoss Entertainment, Inc.

Tomball, Texas

We have audited the accompanying balance sheet of PitBoss Entertainment, Inc., (the Company) as of December 31, 2005, and the related statements of operations, changes in stockholders equity (deficit), and cash flows for the years then ended December 31, 2005 and 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PitBoss Entertainment, Inc., as of December 31, 2005, and the results of its statements of operations, changes in stockholders' equity, and cash flows for the years then ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has sustained operating losses and capital deficits and doesn't have revenues to support its operations that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regards to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC

Gibbsboro, New Jersey

May 17, 2006

ASSETS

2005

Current Assets:
Cash	$ 683

TOTAL ASSETS	$ 683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 7,612
Loan payable - officers	15,598

Total Current Liabilities	23,210

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 25,000,000 shares authorized
2,638,978 issued and outstanding as of
December 31, 2005	2,639
Warrants outstanding	777,357
Additional paid-in-capital	1,846,897
Accumulated deficit	(2,649,420)

Total Stockholders' Equity (Deficit)	(22,527)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 683

PITBOSS ENTERTAINMENT, INC.
(FORMERLY KARMA MEDIA, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenue	$ 230,250	$ 732,475
Cost of goods sold	112,137	442,441

GROSS PROFIT	118,113	290,034

OPERATING EXPENSES

General and administrative expenses	1,051,530	1,185,997
Depreciation	5,181	3,220
Total Operating Expenses	1,056,711	1,189,217

(LOSS) BEFORE PROVISION FOR TAXES	(938,598)	(899,183)

Provsion for income taxes	-	-

NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS	$ (938,598)	$ (899,183)

(LOSS) PER SHARE - BASIC AND DILUTED	$ (0.52)	$ (0.59)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	1,801,417	1,522,222

Common Stock
			Warrants	Additional	Subscription
Description	Shares	Amount	Outstanding	Paid -in Capital	Receivable	Deficit	Total

Balance, December 31, 2003	14,800,000	$ 14,800	$ 777,357	$ 150,700	$ (770)	$ (811,639)	$ 130,448

Collections of subscriptions receivable	-	-	-	-	770	-	770

Shares issued for services	1,800,000	1,800	-	880,200	-	-	882,000

Net loss for the year	-	-		-	-	(899,183)	(899,183)

Balance, December 31, 2004	16,600,000	$ 16,600	$ 777,357	$ 1,030,900	$ -	$ (1,710,822)	$ 114,035

Effects of reverse stock split	(14,940,000)	(14,940)	-	14,940	-	-	-

Shares issued for terminated agreement	978,978	979	-	801,057	-	-	802,036

Net loss for the year	-	-	-	-	-	(938,598)	(938,598)

Balance, December 31, 2005	2,638,978	$ 2,639	$ 777,357	$ 1,846,897	$ -	$ (2,649,420)	$ (22,527)

PITBOSS ENTERTAINMENT, INC.
(FORMERLY KARMA MEDIA, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (938,598)	$ (899,183)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Shares issued for services	-	882,000
Shares issued for termination agreement	802,036	-
Depreciation	-	3,220
(Increase)decrease in accounts receivable	92,808	(59,328)
(Increase) decrease in prepaid expenses and other current assets	4,770	409
Increase (decrease) in accounts payable and accrued expenses	(8,388)	6,569
Total	891,226	(49,130)

Net cash (used in) operating activities	(47,372)	(66,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(8,668)

Net cash (used in) investing activities	-	(8,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable	-	770
Increase in amounts due to related party	15,598	-

Net cash provided by financing activities	15,598	770

NET (DECREASE) IN CASH	(31,774)	(74,211)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	32,457	106,668

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 683	$ 32,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Shares issued for services	$ -	$ 882,000

Shares issued for termination agreement	$ 802,036	$ -

NOTE 1- HISTORY AND ORGANIZATION OF COMPANY

Karma Media, Inc. (the Company) was organized April 21, 1999 under the laws of the State of Nevada, as Le Gourmet Co. Inc.

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

On March 17, 2003, the Company amended its Articles of Incorporation to change its name to Estelle Reyna, Inc.

On September 11. 2003, the Company amended its Articles of Incorporation to change its name to Karma Media, Inc.

On July 8, 2005, the Company amended its Articles of Incorporation to change its name to PitBoss Entertainment, Inc.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of December 31, 2005 and 2004.

Fixed Assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the half year convention over the estimated useful lives as follows:

Computers and equipment 3 years

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED

Impairment of Long-lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. The Company has not had any impairment adjustments for the years ended December 31, 2005 and 2004, respectively.

Revenue Recognition

The Company as of October 2005 ceased its former business plan. The Company formerly recognized revenue when earned through affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company's website. The affiliates generally took 30 days to process the commission once the sale occurs. The Company recognized the commission once it was notified of the amount. For consulting, on-line marketing and sponsorship and appearance income the Company recognizes revenue as services are performed.

Advertising Costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in cost of goods sold in the statements of operations for the years ended December 31, 2005 and 2004.

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

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED

The following is a reconciliation of the computation for basic and diluted EPS:

Start-up Costs

Reporting on the costs of start-up activities follows Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which provides guidance on the financial reporting of start-up costs and organizational costs and requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

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

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED

Fair Value of Financial Instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair value or they are payable on demand.

Reclassification

Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2004.

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

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED

Recent Pronouncements (Continued)

The adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED

Recent Pronouncements (Continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

At December 31, 2005, deferred tax assets consisted of the following:

At December 31, 2005, the Company had accumulated deficits in the amount of $2,649,420 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4- FIXED ASSETS

During the year ended December 31, 2005, net assets in the amount of $15,252 were removed and their values were charged to compensation of one of the officers of the Company.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock for December 31, 2005 and 2004

As of December 31, 2005 the Company had 2,638,978 shares of common stock outstanding.

On July 8 2005, the Company reported and approved a 10 to 1 reverse split of its $0.001 par value common stock.

During 2005, the Company issued 97,898 shares of its $0.001 par value common stock to individuals in a termination agreement. The fair value was $ 802,036.

During 2004, the Company issued 1,800,000 shares of common stock valued at $882,000 for services rendered.

All shares issued previously were retroactively adjusted for the reverse stock split that occurred in 2005

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

During the years ended December 31, 2005 and 2004, no warrants were exercised.

NOTE 7- RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company paid the president of the Company $56,000 and $34,000, respectively, for his services.

During the years ended December 31, 2005 and 2004, the Company paid the secretary of the Company $110,000 and $82,500, respectively, for her services.

Office space and services were provided without charge by a former officer, director and shareholder through November 2004. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

NOTE 9- GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the years ended December 31, 2005 and 2004, and has sustained large accumulated deficits.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. At December 31, 2005 there is substantial doubt whether this can happen. There is no guarantee that the Company will be able to generate revenues in the near future.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10- SUBEQUENT EVENTS

•  On February 1, 2006, the Board of Directors Amended the Articles of Incorporation to change its name and address from PitBoss Entertainment, Inc. to US Energy Holdings, Inc., 4606 FM 1960 W, Suite: 443, Houston, Texas 77069, effective March 3, 2006.

•  On February 3, 2006, Claude Eldridge was named Chairman/CEO. Mr. Eldridge will also assume he positions of Secretary of US Energy Holdings, formally Pitboss Entertainment, Inc.

•  In March 2006, US Energy Holdings, Inc. announced it will enter into a joint-venture with Houston-based hawk Explorations, Inc. for the development and drilling of four oil well sites and four natural gas sites.

Item 8A.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that during their performance of audit procedures for 2005, it had identified the following material weaknesses in our internal controls:

A material weakness exists as of December 31, 2005, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of December 31, 2005, in controls over closing procedures due to a number of year-end adjustments. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) recognition of expenses in appropriate periods, and (b) the accounting and reporting of capital transactions.

In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

Each of Pitboss Entertainment / Karma Media's directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified.  Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Company does not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions.

The following table sets forth certain information regarding executive officers and directors of Pitboss Entertainment / Karma Media that help positions during 2004, 2005:

Name and Address	Age	Position	Director since
John D. Jarvis	39	President & CEO, Director	2005
Dominique Einhorn	34	President & CEO, Director	2003
Estelle Reyna	32	Vice President-Creative Design, Secretary, Director	2003
Gerard Keenan	43	Vice President-Business Development, Treasurer, Director, Principal Financial Officer	2005
Jonathan Marshall	39	National Sales Director	2004

Note : In February 2006 Claude Eldridge was named CEO and Chairman.

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

Except as otherwise set forth above, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE
(na - not applicable)

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)
John D. Jarvis President / CEO, Director	2005	0	0	0	0
Dominique Einhorn President & CEO, Director	2004	55,750	0	0	50,000

Estelle Reyna Vice President-Creative Design, Secretary, Director	2004	55,750	0	0	50,000

There are no existing or planned option/SAR grants.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2005 with respect to the beneficial ownership of Karma Media's / Pitboss Entertainment Common Stock by all persons known by Karma Media / Pitboss Entertainment to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to Karma Media's knowledge, either sole or majority voting and investment power.

NONE

Item 12. Certain Relationships and Related Transactions.

Karma Media signed a lease for four (4) office suites with eOfficesuites in November, 2004, commencing December 1st, 2004.

Item 13. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K

During the fiscal year ended December 31, 2005, Pitboss Entertainment / Karma Media filed the following Current Reports on Form 8-K:

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

March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Jarvis	President & CEO, Director	March 31, 2006
John D.Jarvis

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of Pitboss Entertainment, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Jarvis, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

1) I have reviewed the Report being filed;

2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

By /s/ John D. Jarvis
-----------------------
John D. Jarvis President, Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pitboss Entertainment, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Jarvis , President, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John D. Jarvis
------------------------

John D. Jarvis
President , Chief Executive Officer
May 17, 2006