Form 10QSB
period 2006-03-31
U.S. ENERGY HOLDINGS INC.
filed 2006-05-22
CIK 1171326

3: USEH FORM 10-QSB 11:

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 333-86518

US ENERGY HOLDINGS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3025152
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

4606 FM 1960 West, Suite 443
(Address of principal executive offices)

(281) 315-8895
Registrants telephone number, including area code

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes    No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,393,978 shares of Common Stock, as of May 18, 2006.

Transitional Small Business Disclosure Format (check one):  Yes    No

US ENERGY HOLDINGS INC.

ASSETS

2006

Current Assets:
Cash	$ 604

TOTAL ASSETS	$ 604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liability:
Accounts payable and accrued expenses	$ 32,612
Loan payable - officers	165,598

Total Current Liability	198,210

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 75,000,000 shares authorized
5,393,978 issued and outstanding	5,394
Warrants outstanding	777,357
Additional paid-in capital	2,530,442
Accumulated deficit	(3,510,799)

Total Stockholders' Equity (Deficit)	(197,606)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 604

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

OPERATING EXPENSES
General and administrative expenses	$ 861,379	$ -
Total Operating Expenses	861,379	-

(LOSS) BEFORE PROVISION FOR TAXES	(861,379)	-

Provision for income taxes	-	-

Net (loss) from continuing operations	(861,379)	-

DISCONTINUED OPERATIONS:

Loss from Operations of Discontinued Segment	-	(21,535)

Net (loss)	$ (861,379)	$ (21,535)

EARNINGS (LOSS) PER SHARE - BASIC	$ (0.27)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	3,189,200	1,660,000

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations:

Net income (loss)	$ (861,379)	$ -
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Common shares issued for services	686,300	-

Depreciation
(Increase) Decrease in accounts receivable
(Increase) in prepaid expenses and other current assets	-
Increase in accounts payable and accrued expenses	25,000
Total	711,300	-

Net cash provided by (used in) operating activities	(150,079)	-

Discontinued Operations:
(Loss) from discontinued operations	-	(21,535)
Change in assets disposed of	-	21,599

Net cash used in operating activities - discontinued division	-	64

Discontinued Investing Activities:		(3,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from related parties	150,000	-

Net cash provided by financing activities	150,000	-

NET (DECREASE) IN CASH	(79)	(3,023)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	683	32,457

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 604	$ 29,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

US ENERGY HOLDINGS, INC.

(FORMERLY PITBOSS ENTERTAINMENT, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 (UNAUDITED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 2- HISTORY AND ORGANIZATION OF COMPANY (CONTINUED)

On February 3, 2006, Claude Eldridge was named Chairman/CEO. Mr. Eldridge will also assume he positions of Secretary of US Energy Holdings, formally Pitboss Entertainment, Inc.

In February, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares to 75,000,000 shares at $0.001 par value.

In March 2006, US Energy Holdings, Inc. announced it will enter into a joint-venture with Houston-based Hawk Explorations, Inc. for the development and drilling of four oil well sites and four natural gas sites.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash equivalents as of March 31, 2006 and 2005.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the period incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

omputers and equipment 3 years

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the three months ended March 31, 2006 and 2005, respectively.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

(CONTINUED)

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

Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the three months ended March 31, 2006 and 2005.

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

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

(CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	2006	2005

Net (Loss)	$ (861,379)	$ (21,935)

Weighed-average common shares
outstanding (Basic)	3,189,200	1,660,000

Weighed-average common shares
equivalents:
Stock options	-	-
Warrants	-	-

Weighed-average common shares
outstanding (Diluted)	3,189,200	1,660,000

Start-up costs

Reporting on the costs of start-up activities Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start- up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

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

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006 and 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reclassification

Certain amounts for the period ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 amounts. The reclassifications have no effect on net loss for the period ended March 31, 2006.

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

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of the Company.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (Continued)

December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

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

At March 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets	$ 1,053,240
Less: valuation allowance	(1,053,240)

Net deferred tax assets	$ -

At March 31, 2006, the Company had accumulated deficits in the amount of $3,510,799 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5- STOCKHOLDERS’ EQUITY(DEFICIT)

On January 10, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation. The fair value was $100,000.

On March 28, 2006, the Company issued 2,255,000 shares of its $0.001 par value common stock to individuals in a termination agreement. The fair value was $586,300.

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

As of March 31, 2006 the Company had 5,393,978 shares of common stock outstanding.

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

During the three months ended March 31, 2006, no warrants have been exercised.

NOTE 7- RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company paid the president of the Company $0 and $6,500, respectively for his services.

During the three months ended March 31, 2006 and 2005, the Company paid the secretary of the Company $0 and $12,900, respectively for her services.

During the three months ended March 31, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation valued at $100,000.

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

NOTE 8- COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the three months ended March 31, 2006, the Company has not paid or accrued any consulting fees.

NOTE 9- GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the first quarter ended March 31, 2006 and 2005, and has sustained large accumulated deficits.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. At March 31, 2006 there is substantial doubt whether this can happen. There is no guarantee that the Company will be able to generate revenues in the near future.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10- DISCONTINUED OPERATIONS

 The Company formerly known as Karma Media, Inc. had operations in the first quarter of 2005. The Company has ceased those operations and has initiated a new revenue recognition stream. The statement of operations for the first quarter of 2005 shows all operating activities as discontinued operations.

ITEM 2

MANAGEMENTS DISCUSSION AND ANALYSIS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

our future operating results,

our business prospects,

our contractual arrangements and relationships with third parties,

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

the adequacy of our cash resources and working capital, and

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect, estimate or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 2a.

US Energy Holdings Inc. is proud to announce that it has taken a new direction in the energy resources sector for lasting profitability and stability for its company and shareholders.

US Energy Holdings, Inc. is an aspiring South Texas energy resource company with an emphasis on oil and gas development drilling and production. Claude Eldridge, US Energy Holdings, Inc.'s new Chairman / CEO stated "I am dedicated to the revitalization of jobs in the energy sector, as one of the world's most important subjects it has become increasingly important for our company to invest in our world's resources, technology, and economic future".

Mr. Eldridge concluded, "US Energy Holdings, Inc. will also begin production in virgin oil and gas rich resources that have become viable development plays due to technological advances, drilling innovation and rising market prices. US Energy Holdings, Inc. will focus on the acquisition of long-life proven resources that offer the opportunity to increase current production on producing wells as well as begin new production on acquired properties for sites located through new technology. The production costs are predictable and the proven reserves minimize risk and ensure the protection of sustainable cash flow earnings".

Please feel free to browse the new company web site located at www.usenergyholdings.com

Item 2b.

8k reported on 4/19/06 - Report of unscheduled material events or corporate changes.
8k reported on 5/15/06 - Report of unscheduled material events or corporate changes.

US ENERGY HOLDINGS INC.

By: /s/ C. ELDRIDGE

_____________________________________

C. ELDRIDGE , Chairman, Chief Executive Officer and Director

May 18, 2005