Form 10QSB/A
period 2006-03-31
U.S. ENERGY HOLDINGS INC.
filed 2006-05-23
CIK 1171326

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

In connection with the Annual Report of US Energy Holdings Inc., Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Claude Eldridge, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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

By /s/ Claude Eldridge
------------------------------
Claude Eldridge Chairman, Chief Executive Officer and Director
US ENERGY HOLDINGS INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of US Energy Holdings, Inc. (the "Company") on Form 10-QSB for the period endingMarch 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Claude Eldridge, Chairman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ C. ELDRIDGE
------------------------------

Claude Eldridge , Chairman, Chief Executive Officer and Director

May 18, 2005