Form 10QSB
period 2006-06-30
U.S. ENERGY HOLDINGS INC.
filed 2006-08-17
CIK 1171326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

Commission File Number: 333-86518

US ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter.)

NEVADA (State or other jurisdiction of incorporation or organization)	75-3025152 (I.R.S. Employer Identification No.)

4606 FM 1960 West, Suite 443, Houston, Texas 77069
(Address of principal executive offices)

(281) 315-8895
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): ☐ Yes ☒No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,393,978 shares of Common Stock, as of May 18 , 2006.

Transitional Small Business Disclosure Format (check one): ☒Yes ☐No

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

TABLE OF CONTENTS

Page(s)

Condensed Balance Sheet as of June 30, 2006 (Unaudited)             1

Condensed Statements of Operations for the six and three months ended
June 30, 2006 and 2005 (Unaudited)                                                                     2

Condensed Statements of Cash Flows for the six months ended
June 30, 2006 and 2005 (Unaudited)                             3

Notes to the Condensed Financial Statements (Unaudited)                          4-15

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC)
BALANCE SHEET
FOR THE SIX MONTHS ENDED JUNE 30, 2006

2006
ASSETS
Current Assets:
Cash	$465

Intagible Assets
Well Rights - Oil and Gas	$50,000

TOTAL ASSETS	$50,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liability:
Accounts payable and accrued expenses	$35,112
Loan payable - officers	220,698

Total Current Liability	$255,810

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 75,000,000 shares authorized
5,393,978 issued and outstanding	5,394
Warrants outstanding	777,357
Additional paid-in capital	2,530,442
Accumulated deficit	(3,518,537)

Total Stockholders' Equity (Deficit)	(205,344)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50,465

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	For Six Months Ended June 30,		For Three Months Ended June 30,
	2006	2005	2006	2005

OPERATING EXPENSES
General and administrative expenses	$869,117	$-	$7,738	$-
Total Operating Expenses	869,117	-	7,738

(LOSS) BEFORE PROVISION FOR TAXES	(869,117)	-	(7,738)	-

Provision for income taxes	-	-	-	-

Net (loss) from continuing operations	(869,117)	-	(7,738)	-

DISCONTINUED OPERATIONS:

Loss from Operations of Discontinued Segment	-	(76,378)	-	(54,843)

Net (loss)	$(869,117)	$(76,378)	$(7,738)	$(54,843)

EARNINGS (LOSS) PER SHARE - BASIC	$(0.20)	$(0.05)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	4,297,680	1,660,000	5,393,978	1,660,000

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations:

Net income (loss)	$(869,117)	$-
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Common shares issued for services	686,300	-

Increase in accounts payable and accrued expenses	27,500
Total	713,800	-

Net cash provided by (used in) operating activities	(155,317)	-

Discontinued Operations:
(Loss) from discontinued operations	-	(76,378)
Gain in assets disposed of	-	56,807

Net cash (used in) operating activities - discontinued division	-	(19,571)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) in Intangable assets - Well Rights Gas and Oil	(50,000)	-
Net cash (used in) investing activities	(50,000)	-

Discontinued Investing Activities:		(3,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from related parties	205,100	-

Net cash provided by financing activities	205,100	-

NET (DECREASE) IN CASH	(217)	(22,657)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	683	32,457

CASH AND CASH EQUIVALENTS - END OF PERIOD	$466	$9,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash and cash equivalents as of June 30, 2006.

Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the period incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment     3 years

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the six and three months ended June 30, 2006 and 2005, respectively.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
(CONTINUED)

Revenue recognition

The Company as of October 2005 and January 2006 ceased its former business plans. The Company formerly recognized revenue when earned through affiliate programs. The affiliate programs are with various companies whereby they will pay a referral or commission for sales generated through a link on the Company’s website. The affiliates generally took 30 days to process the commission once the sale occurs. The Company recognized the commission once it was notified of the amount. For consulting, on-line marketing and sponsorship and appearance income the Company recognizes revenue as services are performed.

Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the six months ended June 30, 2006 and 2005.

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

 Oil and Gas Exploration and Development

Property Acquisition Costs — Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
(CONTINUED)

Exploratory Costs— Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or “suspended,” on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. For complex exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while we perform additional appraisal drilling and seismic work on the potential oil and gas field, or we seek government or co-venturer approval of development plans or seek environmental permitting. Once all required approvals and permits have been obtained, the projects are moved into the development phase and the oil and gas reserves are designated as proved reserves.

Unlike leasehold acquisition costs, there is no periodic impairment assessment of suspended exploratory well costs. In addition to reviewing suspended well balances quarterly, management continuously monitors the results of the additional appraisal drilling and seismic work and expenses the suspended well costs as a dry hole when it judges that the potential field does not warrant further investment in the near term.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
(CONTINUED)

	2006	2005

Net (Loss)	$(869,117)	$(76,378)

Weighed-average common shares
outstanding (Basic)	4,297,680	1,660,000

Weighed-average common shares
equivalents:
Stock options	-	-
Warrants	-	-

Weighed-average common shares
outstanding (Diluted)	4,297,680	1,660,000

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

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006 and 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reclassification

Certain amounts for the period ended June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 amounts. The reclassifications have no effect on the net loss for the period ended June 30, 2006.

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

At June 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets	$ 1,055,561
Less: valuation allowance	(1,055,561)

Net deferred tax assets	$ -

At June 30, 2006, the Company had accumulated deficits in the amount of $3,518,537 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5- STOCKHOLDERS’ EQUITY(DEFICIT)

As of June 30, 2006 the Company had 5,393,978 shares of common stock outstanding.

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

During the six months ended June 30, 2006, no warrants have been exercised.

NOTE 7- RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company paid the president of the Company $0 and $6,500, respectively for his services.

During the six months ended June 30, 2006 and 2005, the Company paid the secretary of the Company $0 and $12,900, respectively for her services.

During the six months ended June 30, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation valued at $100,000.

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

NOTE 8- COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the six months ended June 30, 2006, the Company has not paid or accrued any consulting fees.

NOTE 9- GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the first quarter ended June 30, 2006 and 2005, and has sustained large accumulated deficits.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. At June 30, 2006 there is substantial doubt whether this can happen. There is no guarantee that the Company will be able to generate revenues in the near future.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10- DISCONTINUED OPERATIONS

The Company formerly known as Karma Media, Inc. had operations in the first quarter of 2005. The Company has ceased those operations and expects to initiate a new revenue recognition stream. The statement of operations for the second quarter of 2005 shows all operating activities as discontinued operations.

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
Item 2a
.

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

Part II

Item 1 Exhibits

Exhibit 31.1            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED BY THE SECURITIES AND EXCHANGE COMMISSION

Exhibit 32               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ENERGY HOLDINGS, INC.

Date: August 17, 2006	By:	/s/Claude Eldridge
Claude Eldridge
Title: Chairman, Chief Executive Officer and Director