Form 10QSB
period 2006-09-30
U.S. ENERGY HOLDINGS INC.
filed 2006-11-21
CIK 1171326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

TABLE OF CONTENTS

Page(s)

Condensed Balance Sheet as of September 30, 2006 (Unaudited)        3

Condensed Statements of Operations for the nine months and
three months ended September 30, 2006 and 2005 (Unaudited)        4
Condensed Statements of Cash Flows for the nine months ended
September 30, 2006 and 2005 (Unaudited)                        5

Notes to the Condensed Financial Statements      6-18

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
BALANCE SHEET
SEPTEMBER 30, 2006 AND 2005

ASSETS

2006

Current Assets:
Cash	$465

Intagible Assets
Well Rights - Oil and Gas	50,000

TOTAL ASSETS	$50,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$5,150
Loan payable - officers	235,118

Total Current Liabilities	240,268

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 75,000,000 shares authorized
5,393,978 issued and outstanding	5,394
Warrants outstanding	777,357
Additional paid-in capital	2,530,442
Accumulated deficit	(3,502,996)

Total Stockholders' (Deficit)	(189,803)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$50,465

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	For Nine Months Ended		For Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

OPERATING EXPENSES
Compensation	$100,000	$-	$-	$-
Consulting services	736,300	-	-	-
General and administrative expenses	32,873	-	56	-
Total Operating Expenses	869,173	-	56	-

OTHER INCOME
Forgiveness of debt	15,597	-	15,597	-
Total Other income	15,597	-	15,597	-

(LOSS) BEFORE PROVISION FOR TAXES	(853,576)	-	15,541	-
Provision for income taxes	-	-	-	-

Net (loss) from continuing operations	(853,576)	-	15,541	-

DISCONTINUED OPERATIONS:
Loss from Operations of Discontinued Segment	-	(100,194)	-	(26,118)

Net (loss)	$(853,576)	$(100,194)	$15,541	$(26,118)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.06)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	4,667,128	1,660,000	5,393,978	1,660,000

US ENERGY HOLDINGS, INC.
(FORMERLY PITBOSS ENTERTAINMENT, INC.)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations:

Net (loss)	$(853,576)	$-
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:

Common stock issued for services	586,300	-
Common stock issued for compensation	100,000	-

Changes in assets and liabilities:

(Increase) in Intangable assets - Well Rights Gas and Oil	(50,000)	-
(Decrease) in accounts payable and accrued expenses	(2,463)	-
Total	633,837	-

Net cash (used in) operating activities	(219,739)	-

Discontinued Operations:
(Loss) from discontinued operations	-	(100,194)
Change in assets disposed of	-	75,007

Net cash used in operating activities - discontinued division	-	(25,187)

Discontinued Investing Activities:	-	(3,086)

Discontinued Financing Activities:	-	(4,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from related parties	219,521	-

Net cash provided by financing activities	219,521	-

NET (DECREASE) IN CASH	(218)	(32,457)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	683	32,457

CASH AND CASH EQUIVALENTS - END OF PERIOD	$465	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On March 17, 2003, the Company amended its Articles of Incorporation to change its name to Estelle Reyna, Inc.

On September 11, 2003, the Company amended its Articles of Incorporation to change its name to Karma Media, Inc.

On July 8, 2005, the Company amended its Articles of Incorporation to change its name to PitBoss Entertainment, Inc.

NOTE 2-   HISTORY AND ORGANIZATION OF COMPANY (CONTINUED)

On February 1, 2006, the Board of Directors Amended the Articles of Incorporation to change its name and address from PitBoss Entertainment, Inc., to US Energy Holdings, Inc. effective March 3, 2006.

On February 3, 2006, Claude Eldridge was named Chairman/CEO and Secretary of US Energy Holdings, Inc.

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

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash and cash equivalents as of September 30, 2006.

 Fixed assets

Fixed assets are recorded at cost. Minor additions and renewals are expensed in the period incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using half year convention over the estimated useful lives as follows:

Computers and equipment 3 years

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the nine and three months ended September 30, 2006 and 2005, respectively.

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

 Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the condensed statements of operations for the nine months ended September 30, 2006 and 2005.

Oil and Gas Exploration and Development

Property Acquisition Costs - Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

Exploratory Costs -Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or “suspended,” on the balance

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Exploratory Costs (continued)

sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. For complex exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while we perform additional appraisal drilling and seismic work on the potential oil and gas field, or we seek government or co-venturer approval of development plans or seek environmental permitting. Once all required approvals and permits have been obtained, the projects are moved into the development phase and the oil and gas reserves are designated as proved reserves.

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

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented. As of September 31, 2005, the Company had 3,000,000 warrants available.

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

	2006	2005

Net (Loss)	$(853,576)	$(100,194)

Weighed-average common shares
outstanding (Basic)	4,667,128	1,660,000

Weighed-average common shares
equivalents:
Stock options	-	-
Warrants	-	-

Weighed-average common shares
outstanding (Diluted)	4,667,128	1,660,000

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

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006 and 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reclassification

Certain amounts for the period ended September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 amounts. The reclassifications have no effect on the net loss for the period ended September 30, 2006.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “ Share-Based Payment ” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Previously, the Company accounted for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

At September 30, 2006, deferred tax assets consisted of the following:

At September 30, 2006, the Company had accumulated deficits in the amount of $3,502,996 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-   STOCKHOLDERS’ (DEFICIT)

As of June 30, 2006 the Company had 5,393,978 shares of common stock outstanding.

On January 10, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation. The fair value was $100,000.

Deferred tax assets	$1,050,900
Less: valuation allowance	(1,050,900)

Net deferred tax assets	$-

NOTE 5-   STOCKHOLDERS’ (DEFICIT) (Continued)

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

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

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

During the nine months ended September 30, 2006, no warrants have been exercised.

NOTE 7-   LOAN PAYABLE - OFFICERS

These amounts represent loans payable to various current and former officers of the Company for working capital needs, due on demand and without any repayment terms.

NOTE 8-   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company paid the president of the Company $0 and $6,500, respectively for his services.

During the nine months ended September 30, 2006 and 2005, the Company paid the secretary of the Company $0 and $12,900, respectively for her services.

During the nine months ended September 30, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation valued at $100,000.

During the nine months ended September 30, 2006, one of the officers loans payable to a former officer of the Company was forgiven totaling $15,587 and is included in other income.

Office space and services were provided without charge by an officer, director and shareholder through December 2005. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9-   COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted

NOTE 9-   COMMITMENT (Conitnued)

was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the year ended December 31, 2003. During the nine months ended September 30, 2006, the Company has not paid or accrued any consulting fees.

NOTE 10-   GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the nine months ended September 30, 2006 and 2005, and has sustained large accumulated deficits.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. At September 30, 2006 there is substantial doubt whether this can happen. There is no guarantee that the Company will be able to generate revenues in the near future.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11-   DISCONTINUED OPERATIONS

The Company formerly known as Karma Media, Inc. had operations in the first quarter of 2005. The Company has ceased those operations and expects to initiate a new revenue recognition stream. The statement of operations for the third quarter of 2005 shows all operating activities as discontinued operations.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about US Energy Holdings, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, US Energy Holdings actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,” ”expects,” “intends,” ”plans,” ”anticipates,” ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

 Management’s Discussion and Plan of Operation

We were incorporated on January 01, 2006, and have begun our planned principal operations. Our efforts to date have focused primarily on formation and organization of our company and the development and implementation of our business Natural Gas plan. During the three and nine months ended September 30, 2006 and 2005, we did not generate any revenues. We have generated a total of $0 in revenues from our Natural Gas services. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the nine and three months ended September 30, 2006, we incurred operating expenses in our continued pursuit of our stated business objective of $869,173 and $56, respectively. For the nine months ended September 30, 2006, these operating expenses included $100,000 of compensation expense, $736,300 of consulting services and $32,873 of general and administrative expenses. During the three months ended September 30, 2006, a loan payable of $15,597 was forgiven and included as other income.

The net result for the nine months ended September 30, 2006 was a loss of $853,576 or ($0.18) per share, and for the three months ended September 30, 2006 was income of $15,541 or $0.00 per share.

We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountant has expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements. If our business fails, our investors may face a complete loss of their investment.

We believe our cash on hand as of September 30, 2006 of $465 is not sufficient to continue operations for the next 12 months without generating revenues or additional capital infusions. We cannot assume that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

In the reporting quarter there was an outstanding issue of $15,597 owed to Mr. John D. Jarvis, these monies were loaned to the Company for legal and accounting fees. Mr. Jarvis forgave the loan owed to him by the Company for consideration in a private business opportunity between Mr. Jarvis and Mr. Eldridge.

We do not believe that our business is subject to seasonal factors. Our management does not expect to incur costs related to research and development. We currently do not own any significant plant or equipment that we would seek to sell in the near future.

The company has not yet drilled the well sites described in Ozona Texas and that factor has limited our ability to maintain our operating objectives. Our management believes it is imperative to hire additional employees and/or officers and directors within the next three to six months. If we are unable to hire additional personnel, either as employees, directors, officers or outside consultants, we may be unable to continue operating as a going concern.

US Energy Holdings does not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Item 1 Exhibits

Exhibit 31.1 -- CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED BY THE SECURITIES AND EXCHANGE COMMISSION

Exhibit 32   -- CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ENERGY HOLDINGS, INC.

Date: November 20, 2006	By:	/s/Claude Eldridge
Claude Eldridge
Title: Chairman, Chief Executive Officer and Director