Form 10KSB
period 2006-12-31
LONESTAR Group Holdings CO
filed 2007-04-17
CIK 1171326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

_______________

FORM 10-KSB

_______________

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

Commission File Number: 333-86518

_______________

Lonestar Group Holdings

(Name of small business issuer in its charter)

Nevada	75-3025152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4606 FM 1960 West, Suite 443, Houston, Texas  77069

 (Address of Principal Executive Offices and Zip Code)

(281) 315-8895

(Telephone number, including area code, of agent for service)

Securities Registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol “LSGH.” The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $.06 which was the closing price on April 16, 2007, is $1,307,278.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

TABLE OF CONTENTS
PART I
Item 1. Description of Business.
Item 2. Description of Property.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis or Plan of Operation.
Item 7. Financial Statements.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8a. Controls and Procedures
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits
Item 14. Principal Account Fees and Services
SIGNATURES

PART I

Item 1. Description of Business.

A.    Business Development and Summary

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "LSGH" means Lonestar Group Holdings, Inc., unless the context clearly requires otherwise.

LSGH was originally incorporated on April 21, 1999 under the laws of the State of Nevada as Le Gourmet Co. Inc.  On September 11, 2003, LSGH amended its Articles of Incorporation to change its name to Karma Media, Inc. On July 8, 2005, LSGH changed its business focus and amended its Articles of Incorporation to change its name to PitBoss Entertainment, Inc. Effective March 3, 2006, LSGH changed it business and its name to US Energy Holdings, Inc. In December 2006, LSGH amended its Articles of Incorporation and changed its name to Lonestar Group Holdings, Inc. effective January 1 2007.

Based in Houston, TX, US LSGH (www.usenergyholding.com) is a diversified US energy company. Its activities are focused solely on United States Energy Resources.

Lonestar Group Holdings Inc. administrative office is located at 4606 FM 1960 West, Suite 443, Houston, Texas  77069 telephone (281) 255-9424.

Lonestar Group Holdings Co.’s fiscal year end is December 31.

B.    Business of Issuer

LSGH owns the mineral rights to 9,500 acres in Crockett County, Texas. The property is located approximately 25 miles south of Ozona and 75 miles north of Del Rio, Texas. The "Canyon Sandstone" gas wells located on this ranch are part of the large prolific Adams-Baggett Canyon Sandstone Field.

We are in the resource business. To date, we have not derived any income from any of the resource properties in which we have and are acquiring interests. We are currently in the process of our phase 1 program on our Crocket Project.

We are in the business of the acquisition, and exploration of properties with a view to exploiting any resource deposits we discover that demonstrate economic feasibility.

Our plan of operation is to conduct exploration work on our properties in order to ascertain whether they possess economic quantities of oil and gas. There can be no assurance that economic deposits or reserves, exist on our properties until appropriate exploration work is done and an economic evaluation based on such work concludes that production of resources from the properties is economically feasible.

Resource property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist and the oil and gas property operators who oversees the program and record the results.

There is no assurance that a commercially viable resource exists on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral or oil and gas deposits would constitute a reserve (a reserve is a commercially viable mineral deposit).

(1)    Principal Products and Services and Principal Markets

Of the 200 potential drilling sites on our location, this property contains 15 proven and producing gas wells with a history of production since 1973. The bankable reserves on the property include USD $100 MM in reserves for 30 Canyon Wells locations and USD $39MM for 20 possible Strawn-Ellenburger locations. There could be as many as 30 Strawn-Ellenburger locations available on these leased properties.

(2)    Distribution Methods of the Products or Services

None at this time

(3)    Status of any announced new product or service

All products still in development stage

(4) Industry background and competition

There is aggressive competition within the mineral and oil and gas industry to discover and acquire properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to explore and develop mineral and oil and gas properties.

(5)    Sources and availability of raw materials and the names of principal suppliers – none at this time

(6)    Customers – none at this time

(7)    Intellectual Property

Lonestar Group Holdings Co. does not have any patents, trademarks, licenses, franchises, concessions or royalty agreements.

(8)    Need for Government Approval

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of resource related operations and reclamation.

We do not currently own or operate any resource properties, and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of natural resources in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our property.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

(9)   Effect of existing or probable government regulations

Same as number (8)

(10)    Cost of Research and Development

Most of Lonestar Group Holdings Co. general and administrative expenses consist of the costs of management and development of new Internet/website applications for the year ended December 31, 2006.  During the year ended December 31, 2006, the general and administrative expenses were $144,908.  There were research and development costs for the year ended December 31, 2006.

(11)    Costs and effects of compliance with environmental laws

None applicable to Lonestar Group Holdings Co., Same as number (8)

(12)    Employees

Lonestar Group Holdings Co. does not have any employees, but relies on the services of its officers and directors and a number of independent consultants to perform duties ranging from day to day management of operations to graphic design, programming, and bookkeeping.  The Company retains the services of about 8 to 12 consultants at all times, depending on the workload.

C.    Reports to Security Holders

(1)    Lonestar Group Holdings Co. will furnish its shareholders with annual financial reports certified by Lonestar Group Holdings Co. independent accountants.

(2)    Lonestar Group Holdings Co. is a reporting issuer with the Securities and Exchange Commission.  Lonestar Group Holdings Co. will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)    The public may read and copy any materials Lonestar Group Holdings Co. files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Item 2. Description of Property.

Lonestar Group Holdings Co. does have partial or complete ownership of any real estate property. The Company leases a property in Houston, Texas on a month-to-month basis.

Item 3. Legal Proceedings.

Lonestar Group Holdings Co. is not a party to any pending or contemplated legal proceeding, by a governmental or another authority.

Item 4. Submission of Matters to a Vote of Security Holders.

For the period ending December 31, 2006, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Effective January 2006 we formally changed our name to US Energy Holdings Inc. and a new symbol “USEH” was assigned.  Effective in December 2006 we formally changed our name to Lonestar Group Holdings, Inc. and our symbol is now quoted on the Over the Counter Bulletin Board under the symbol “LSGH”

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
June 31, 2006	$0.22	$0.22
September 29, 2006	$0.09	$0.09
December 31, 2006	$0.065	$0.065

On December 29, 2006, the last closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.065.

As of December 31, 2006, there were 125 holders of record of our common stock who held an aggregate of 10,893,978 common shares. At the date of filing this report, there were 21,787,956 common shares were issued and outstanding (after being adjusted for the 1 to 1 dividend that occurred on February 07, 2006.)

Our common shares are issued in registered form. Holladay Stock Transfer Company, 2939 N 67th Place, Scottsdale AZ., 85251 (Telephone: 480-481-3940; Facsimile: 480-481-3940) is the registrar and transfer agent for our common shares.

Dividends

LSGH has never declared or paid any cash dividends on its common stock.  For the foreseeable future, LSGH intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including LSGH financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

LSGH issued a common stock dividend on a “Like Kind” 1 to 1 basis, record of (February 07, 2006) and a pay date of (February 14th, 2006).

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

The following information covers all securities that LSGH sold within the past three years without registering the securities under the Securities Act:

In April 2004, Karma Media executed a consulting agreement with Dartmouth Capital, Inc., for strategic planning, general corporate, and management advisory services in exchange for 900,000 shares of the Karma Media's common stock. Consultant will, upon request, provide to Karma corporate services on an "as needed" basis, including, but not limited to, (a) assisting Karma Media’s management in executing its business plan; (b) assisting management in identifying and negotiating with firms to provide the appropriate financial services to expedite the Company's ability to achieve its goals and objectives; (c) integrating and coordinating Karma Media’s relationship with its outside professionals (i.e.; legal, accounting, investor relations, etc.) and recommending, when necessary, appropriate new professionals; (d) assisting Karma in building its management team, Advisory Committee and Board of Directors; (e) assisting management in evaluating and negotiating potential investments, mergers and acquisitions, and strategic partnerships; (f) provide licensing opportunities for Karma Media and its products and services; and (g) assisting management in developing a recapitalization plan, if the need arises. The term of this Agreement is for thirty-six (36) months, having commenced April 5, 2004. At the time of the issuance, Dartmouth Capital, Inc., was in possession of all available material information about Karma Media, and had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma Media claims that the issuance of the shares to Dartmouth Capital, Inc. in April 2004 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In September 2004, Karma Media hired US EURO Consulting to serve as its non-exclusive corporate finance consultant. In connection with such engagement, US EURO was issued 900,000 shares of Karma's common stock. The term of this engagement is for thirty-six (36) months, having commenced September 8, 2004. At the time of the issuance, US EURO Consulting was in possession of all available material information about Karma Media, and had a degree of financial sophistication, which allowed them to make an independent assessment of the investment merits of Karma Media.  On the basis of these facts, Karma claims that the issuance of the shares to US EURO Consulting in September 2004 was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  Also in September 2004, Karma signed an agreement with US EURO Securities, Inc., regarding a proposed "best efforts" equity offering of a certain number of shares of common stock to be issued by the Karma. In exchange, US EURO Securities, Inc., received warrants to purchase a total of 10% of the total number of shares purchased by the investor. US EURO Securities, Inc., may exercise these warrants at a price equal to 100% of the price paid by the investor or the day's closing price if at a discount to the market. These warrants are to be delivered in fully accountable and non-assessable form and will contain standard anti-dilution provisions. The warrants carry unlimited "piggyback" registration rights to any subsequent registration by Karma.

In July of 2005, Pitboss Entertainment initiated a 10 for one stock split bringing the issued and outstanding of the company to 1.6 million shares issued and outstanding.

Item 6. Management's Discussion and Analysis or Plan of Operation. This section must be read in conjunction with the Audited Financial Statements included in this report.

Forward-Looking Statements

This Annual Report contains forward-looking statements about Lonestar Group Holdings Company business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Lonestar Group Holdings Company actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion and Plan of Operation

We were incorporated on January 01, 2006, and have begun our planned principal operations. Our efforts to date have focused primarily on formation and organization of our company and the development and implementation of our business Natural Gas plan. During the three and nine months ended December 31, 2006 and 2005, we did not generate any revenues. We have generated a total of $0 in revenues from our Natural Gas services. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

Lonestar Group Holdings has spent the past two and a half months or so restructuring its business model and the company as well as planning its spin off subsidiary strategy for its acquired companies.

At the end of December, Lonestar Group Holdings (LSGH.OB) announced a restructuring of its business model “to focus on shareholder appreciation and value,” a statement by the company said. Lonestar currently has business interests in insurance, natural gas, real estate, business development and financial services.

“Our business' gross profitability is expected to grow over the coming quarters due to the fact that we have our core businesses in position to profit in both sales and development.”

The company said that it planned to spin off its future subsidiaries.  Shareholders are to receive a pro-rata percentage of registered shares in every sector that is spun off from Lonestar Holdings.

“Lonestar Holdings will operate as a business development company that incubates, develops, and acquires portfolio companies in various industries to maximize shareholder value through eventual public offering, sale, or merger, acquisition or similar business combination,” So, for all practical purposes, ownership of Lonestar Holdings will lead to ownership in future spin-offs and shareholder dividends from both companies.”

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

On January 29, 2007 - Lonestar Group Holdings (OTCBB: LSGH), announce that a meeting of the LONESTAR GROUP HOLDINGS INC. Board of Directors was called to order at approximately 10:00 AM on January 22nd, 2007 at the Offices of LONESTAR GROUP HOLDINGS Inc. Located at 4606 1960 W Houston Texas, 77069, it was unanimously approved that a special dividend to the current shareholders of Lonestar Group Holdings would be issued on a 1 for 1 “LIKE KIND” basis, the stock dividend would be issued by the company’s transfer agent of record and the stock described would be “LIKE KIND”. The stock would be issued to all shareholders of record as of 02-07-07 with a Pay Date of 2-14-07.

On December 20, 2006 – US Energy Holdings (OTCBB: USEH) announced that the board of directors agreed on the name (LoneStar Group Holdings Company) for the parent company.

The company reported on December 10, 2006 – The Company management commented: “The company now has the ability to leverage the bankable gas reserves of its properties in Ozona Texas and thus will allow the company to acquire and expand it’s asset portfolio”. The company concluded: “We will release expanded information on this and the other significant matters that have taken place over the last few weeks in our 8k sometime this week”.

The company has several acquisition candidates that it is interviewing at this time and plans to release information to the public as it becomes available.

Our goal is to position the company for exponential growth while building a strong base of residual income. We have tried and proven methods for achieving growth that will put the company on the leading edge, and most importantly, add profits to the bottom line.

Through our diverse professional skills and clarity of purpose and values, we plan to grow a highly successful company.

Lonestar Group Holdings Company does not have any off-balance sheet arrangements.

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

Our board of directors was advised by Bagell, Josephs & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2005 & 2006 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Claude Eldridge	Chairman, CEO	46	March 03, 2006

Committees of the Board

Audit Committee

Our entire board of directors serves as our Audit Committee.

Nominating Committee

Our entire board of directors serves as our Nominating Committee, which oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors have not yet established a Code of Ethics and Business Conduct.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended December 31st, 2006 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Claude Eldridge	2006	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

Stock Options and Stock Appreciation Rights

From the date of inception and up to December 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on December 31, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

As of December 31, 2006 we have not entered into any agreements with anyone.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of the date of the filing of this report there were 21,787,956 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of December 31, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

NONE

* less than 1%

(1)

Based on 21,787,956 shares of common stock issued and outstanding as of December 31, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)

The named parties have dispositive and voting power over these shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits

Exhibit 31.1 -- CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED BY THE SECURITIES AND EXCHANGE COMMISSION

Exhibit 32   -- CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$25,000	$25,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	-	-

Total fees	$25,000	$25,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 17, 2007		Lonestar Group Holdings Company

		By:	/s/Claude Eldridge
Claude Eldridge
		Title:	Chairman, Chief Executive Officer and Director

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY US ENERGY HOLDINGS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

LONESTAR GROUP HOLDINGS COMPANY

  (FORMERLY US ENERGY HOLDINGS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	23

Balance Sheet as of December 31, 2006 and 2005	24

Statements of Operations for the years ended	25
December 31, 2006 and 2005

Statements of Cash Flows for the years ended	26
December 31, 2006 and 2005

Statements of Changes in Stockholders’ Equity (Deficit)	27
for the years ended December 31, 2006 and 2005

Notes to the Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lonestar Group Holdings Company

4606 FM 1960W Suite 443

Houston, Texas, 77069

We have audited the accompanying balance sheet of Lonestar Group Holdings Company., (Formerly US Energy Holdings Company, Inc.) (the “Company”) as of December 31, 2006, and the related statements of operations, changes in stockholder’s deficit and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lonestar Group Holdings Company., (Formerly US Energy Holdings Company, Inc.) as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has sustained net operating losses for 2006 and 2005 and has sustained large accumulated deficits. Unless the Company is successful in generating cash from operating activities there is substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in the management’s discussion and plan of operation section of the annual report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, the accompanying financial statements have been restated as of December 31, 2005 and for the year ended December 31, 2005.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, NJ 08026

April 16, 2007

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

BALANCE SHEET

DECEMBER 31, 2006

2006
ASSETS
Current Asset:
Cash	$465

Other Asset:
Well Rights - Oil and Gas	50,000

TOTAL ASSETS	$50,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$5,150
Loan payable - officers	184,652

Total Current Liabilities	189,802

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 75,000,000 shares authorized
10,893,978 issued and outstanding	10,894
Warrants outstanding	777,357
Additional paid-in capital	3,062,442
Accumulated deficit	(3,990,030)

Total Stockholders' (Deficit)	(139,337)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$50,465

The accompanying notes are an integral part of these financial statements.

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENT OF OPERATIONS

DECEMBER 31, 2006 AND 2005

	2006	2005

OPERATING EXPENSES
Compensation	$250,000	$-
Consulting services	-	-
General and administrative expenses	144,908	-
Total Operating Expenses	394,908	-

OTHER INCOME
Forgiveness of debt	15,598	-
Total Other income	15,598	-

(LOSS) BEFORE PROVISION FOR TAXES	(379,310)	-
Provision for income taxes	-	-

Net (loss) from continuing operations	(379,310)	-

DISCONTINUED OPERATIONS:
Loss from Operations of Discontinued Segment	-	(1,899,898)

Net (loss)	$(379,310)	$(1,899,898)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.07)	$(1.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,407,868	1,801,417

The accompanying notes are an integral part of these financial statements.

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENTS OF CASH FLOW

DECEMBER 31, 2006

		RESTATED
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations:
Net (loss)	$(379,310)	$-
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for compensation	100,000	-
Common stock issued for advertising	100,000
Forgiveness of debt	(15,598)	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	10,038	-
Increase in liability for stock to be issued	-	961,300
Total	194,440	961,300
Net cash (used in) operating activities	(184,870)	961,300
Discontinued Operations:	-
Adjustments to reconcile net (loss) to net cash
(used in) discontinued operations:
Shares issued for termination agreement	-	802,036
(Loss) from discontinued operations	-	(1,884,300)
Change in assets disposed of	-	89,190
Net cash used in operating activities - discontinued division		(993,074)

Discontinued Financing Activities:	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	184,652	-

Net cash provided by financing activities	184,652	-
NET (DECREASE) IN CASH	(218)	(31,774)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	683	32,427

CASH AND CASH EQUIVALENTS - END OF PERIOD	$465	$683
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Amount paid by shareholder for other asset	$50,000	$-

Common stock issued for advertising	$475,000	$-

Common stock issued for software	$586,300	$-

Common stock issued to repay loan	$50,000	$-

The accompanying notes are an integral part of these financial statements.

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

DECEMBER 31, 2006 AND 2005

	Common Stock		Warrants	Additional	Subscription
Description	Shares	Amount	Outstanding	Paid -in Capital	Receivable	Deficit	Total

Balance, December 31, 2004	16,600,000	$16,600	$777,357	$1,030,900	$-	$(1,710,822)	$114,035

Effects of reverse stock split	(14,940,000)	(14,940)	-	14,940	-	-	-

Shares issued for terminated agreement	978,978	979	-	801,057	-	-	802,036

Net loss for the year	-	-	-	-	-	(1,899,898)	(1,899,898)

Balance, December 31, 2005	2,638,978	$2,639	$777,357	$1,846,897	$-	$(3,610,720)	$(983,827)

Shares issued for services and compensation	8,255,000	8,255	-	1,203,045	-		1,211,300

Contribution from former shareholder				12,500			12,500

Net loss for the year						(379,310)	(379,310)

Balance, December 31, 2006	10,893,978	$10,894	$777,357	$3,062,442	$-	$(3,990,030)	$(139,337)

The accompanying notes are an integral part of these financial statements.

NOTE 1-   HISTORY AND ORGANIZATION OF COMPANY

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

On January 1, 2007, the Company amended its Articles of Incorporation to change its name to Lonestar Group Holdings Company.

NOTE 2-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include funds held in a Paypal account. There were no such cash and cash equivalents as of December 31, 2006.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has impaired certain software acquired as of December 31, 2005 as it is determined the carrying value was not recoverable.

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

NOTE 2-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and has adopted the enhanced disclosure provisions of FAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FAS No. 123”.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented. As of September 30, 2005, the Company had 3,000,000 warrants available.

NOTE 2-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	2006	2005

Net (Loss)	$(1,394,110)	$(938,598)

Weighed-average common shares outstanding (Basic)	5,407,868	1,801,417

Weighed-average common shares equivalents:
Stock options	-	-
Warrants	-	-

Weighed-average common shares outstanding (Diluted)	5,407,868	1,801,417

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

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reclassification

Certain amounts for the period ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on the net loss for the period ended December 31, 2006.

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

NOTE 2-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

NOTE 2-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Recent pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

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

NOTE 3-   INCOME TAXES

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

NOTE 3-   INCOME TAXES (CONTINUED)

At December 31, 2006, deferred tax assets consisted of the following:

	2006	2005

Deferred tax assets	$1,213,000	$1,074,000
Less: valuation allowance	(1,213,000)	(1,074,000)

Net deferred tax assets	$-	$-

At December 31, 2006 and 2005, the Company had accumulated deficits in the amount of $4,031,030 and $3,580,720 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4-   STOCKHOLDERS’ (DEFICIT)

As of December 31, 2006 the Company had 10,893,978 shares of common stock outstanding.

On January 10, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation. The fair value was $100,000.

On March 28, 2006, the Company issued 2,255,000 shares of its common stock to a company in exchange for certain software. The fair value was $586,300.

On November 30, 2006, the Company re-issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as payment of a loan. The fair value was $50,000.

On December 5, 2006, the Company issued 5,000,000 shares of its $0.001 par value common stock to a corporation for public relations. The fair value was $475,000.

On July 8 2005, the Company reported and approved a 10 to 1 reverse split of its $0.001 par value common stock.

During 2005, the Company issued 97,898 shares of its $0.001 par value common stock to individuals in a termination agreement. The fair value was $ 802,036.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

NOTE 5-   WARRANTS AND OPTIONS

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

During the year ended December 31, 2006, no warrants have been exercised.

NOTE 6-   LOAN PAYABLE - OFFICERS

These amounts represent loans payable to the current officer and former officer of the Company for working capital needs, due on demand and without any repayment terms.

NOTE 7-   RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006 and 2005, the Company paid the president of the Company $0 and $56,000, respectively for his services.

During the year ended December 31, 2006 and 2005, the Company paid the secretary of the Company $0 and $110,000, respectively for her services.

During the year ended December 31, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to a former officer of the Company as compensation valued at $100,000.

During the year ended December 31, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to a former officer of the Company as partial payment of a loan valued at $50,000.

During the year ended December 31, 2006, one of the officer’s loans payable to a former officer of the Company was forgiven totaling $15,587 and is included in other income.

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

NOTE 8-   GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the year ended December 31, 2006 and 2005, and has sustained large accumulated deficits. The accompanying financial statements have been prepared on the basis that we will continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. At December 31, 2006 there is substantial doubt whether this can happen. There is no guarantee that the Company will be able to generate revenues in the near future.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For both ceased operations. The loss includes a write off of certain intangible assets in the amount of $586,300.

NOTE 9-   DISCONTINUED OPERATIONS

The Company formerly known as Karma Media, Inc. had operations in the first quarter of 2005 and creased its operations and became Pitboss Entertainment had operations trough December 31, 2005. The Company has ceased these operations and has initiated a new business model. During the year ended 2005, the company recognized a net loss on discontinued operations of $1,899,898.

NOTE 10-   RESTATEMENT

The December 31, 2005 financial statements have been restated. An additional $961,300 of expenses have been included in a loss from discontinued operations. This amount included $375,000 for consulting services rendered in 2005 which was erroneously recorded in 2006 and an impairment charge for certain software of $586,300. These charges have now increased liability for stock to be issued from zero to $961,300, accumulated deficit from $2,649,420 to $3,610,720, and the net loss per basic and diluted share to $1.05.

NOTE 11-   SUBSEQUENT EVENT

On January 29, 2007 the Company approved a 1 for 1 “like kind” stock dividend to all the shareholders of record as of February 7, 2007.

In the February of 2007 the Company entered into n agreement with a bank to obtain a 9.6 million revolving line of credit.