Form 10KSB/A
period 2006-12-31
LONESTAR Group Holdings CO
filed 2007-04-18
CIK 1171326

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

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

TABLE OF CONTENTS
PART I
Item 1. Description of Business.	3
Item 2. Description of Property.	6
Item 3. Legal Proceedings.	6
Item 4. Submission of Matters to a Vote of Security Holders.	6
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.	7
Item 6. Management's Discussion and Analysis or Plan of Operation.	9
Item 7. Financial Statements.	17
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
Item 8a. Controls and Procedures	N/A
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	12
Item 10. Executive Compensation.	13
Item 11. Security Ownership of Certain Beneficial Owners and Management.	14
Item 12. Certain Relationships and Related Transactions.	15
Item 13. Exhibits	15
Item 14. Principal Account Fees and Services	15
SIGNATURES	16

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

Date:	April 18, 2007		Lonestar Group Holdings Company

		By:	/s/Claude Eldridge
Claude Eldridge
		Title:	Chairman, Chief Executive Officer and Director

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY US ENERGY HOLDINGS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

LONESTAR GROUP HOLDINGS COMPANY

  (FORMERLY US ENERGY HOLDINGS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	19

Balance Sheet as of December 31, 2006	20

Statements of Operations for the years ended	21
December 31, 2006 and 2005

Statements of Cash Flows for the years ended	22
December 31, 2006 and 2005

Statements of Changes in Stockholders’ (Deficit)	23
for the years ended December 31, 2006 and 2005

Notes to the Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lonestar Group Holdings Company

4606 FM 1960W Suite 443

Houston, Texas, 77069

We have audited the accompanying balance sheet of Lonestar Group Holdings Company., (Formerly US Energy Holdings Company, Inc.) (the “Company”) as of December 31, 2006, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2006	2005

OPERATING EXPENSES
Compensation	$250,000	$-
General and administrative expenses	144,908	-
Total Operating Expenses	394,908	-

OTHER INCOME
Forgiveness of debt	15,598	-
Total Other income	15,598	-

(LOSS) BEFORE PROVISION FOR TAXES	(379,310)	-
Provision for income taxes	-	-

Net (loss) from continuing operations	(379,310)	-

DISCONTINUED OPERATIONS:
Loss from Operations of Discontinued Segment	-	(1,899,898)

Net (loss)	$(379,310)	$(1,899,898)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.07)	$(1.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	5,407,868	1,801,417

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

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDEDDECEMBER 31, 2006 AND 2005

	Common Stock		Warrants	Additional
Description	Shares	Amount	Outstanding	Paid -in Capital	Deficit	Total

Balance, December 31, 2004	16,600,000	$16,600	$777,357	$1,030,900	$(1,710,822)	$114,035

Effects of reverse stock split	(14,940,000)	(14,940)	-	14,940	-	-

Shares issued for terminated agreement	978,978	979	-	801,057	-	802,036

Net loss for the year	-	-	-	-	(1,899,898)	(1,899,898)

Balance, December 31, 2005	2,638,978	$2,639	$777,357	$1,846,897	$(3,610,720)	$(983,827)

Shares issued for services and compensation	8,255,000	8,255	-	1,203,045		1,211,300

Contribution from former shareholder				12,500		12,500

Net loss for the year					(379,310)	(379,310)

Balance, December 31, 2006	10,893,978	$10,894	$777,357	$3,062,442	$(3,990,030)	$(139,337)

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

At December 31, 2006 and 2005, the Company had accumulated deficits in the amount of $3,990,030 and $3,580,720 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On December 5, 2006, the Company issued 5,000,000 shares of its $0.001 par value common stock to a corporation for public relations. The fair value was $475,000. This was for services rendered in 2006 for $100,000 and $375,000 respectively.

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

NOTE 9-   DISCONTINUED OPERATIONS

The Company formerly known as Karma Media, Inc. had operations in the first quarter of 2005 and creased its operations and became Pitboss Entertainment had operations through December 31, 2005. The Company has ceased these operations and has initiated a new business model. During the year ended 2005, the company recognized a net loss on discontinued operations of $1,899,898.

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

In the February of 2007 the Company entered into an agreement with a bank to obtain a 9.6 million revolving line of credit.