Form 10QSB
period 2007-03-31
LONESTAR Group Holdings CO
filed 2007-05-15
CIK 1171326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the period ended March 31, 2007.

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

Commission File Number: 333-86518

_______________

Lonestar Group Holdings

(Name of small business issuer in its charter)

Nevada	75-3025152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4606 FM 1960 West, Suite 400, Houston, Texas  77069

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

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol “LSGH.” The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $.09 which was the closing price on March 30, 2007, is $1,993.316.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY US ENERGY HOLDINGS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

LONESTAR GROUP HOLDINGS COMPANY

  (FORMERLY US ENERGY HOLDINGS, INC.)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2007

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

BALANCE SHEET

FOR THE THREE MONTHS ENDED MARCH 31, 2007

2007
ASSETS
Current Asset:
Cash	$465

Other Asset:
Well Rights - Oil and Gas	50,000

TOTAL ASSETS	$50,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$5,150
Loan payable - officers	176,879

Total Current Liabilities	182,029

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 75,000,000 shares authorized
10,893,978 issued and outstanding	22,148
Warrants outstanding	777,357
Additional paid-in capital	3,069,188
Accumulated deficit	(4,000,257)

Total Stockholders' (Deficit)	(131,564)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$50,465

The accompanying notes are an integral part of these financial statements.

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

OPERATING EXPENSES
Compensation	$-	$-
Consulting Services	-
General and administrative expenses	10,227	861,379
Total Operating Expenses	10,227	861,379

OTHER INCOME
Forgiveness of debt	-	-
Total Other income	-	-

(LOSS) BEFORE PROVISION FOR TAXES	(10,227)	(861,379)
Provision for income taxes	-	-

Net (loss) from continuing operations	(10,227)	(861,379)

DISCONTINUED OPERATIONS:
Loss from Operations of Discontinued Segment	-	-

Net (loss)	$(10,227)	$(861,379)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	18,502,718	6,378,400

The accompanying notes are an integral part of these financial statements.

LONESTAR GROUP HOLDINGS COMPANY

(FORMERLY US ENERGY HOLDINGS, INC.)

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations:
Net (loss)	$(10,227)	$(861,379)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common shares issued for services
Changes in assets and liabilities:		686,300
Increase in accounts payable and accrued expenses	-	25,000
Total	-	(150,079)
Net cash (used in) operating activities	(10,227)	(150,079)
Discontinued Operations:
Adjustments to reconcile net (loss) to net cash
(used in) discontinued operations:
Shares issued for termination agreement	-	-
(Loss) from discontinued operations	-	-
Change in assets disposed of	-	-
Net cash used in operating activities - discontinued division
Discontinued Investing Activities:	-	-
Discontinued Financing Activities:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due from related parties	10,227	150,000
Net cash provided by financing activities	10,227	150,000
NET (DECREASE) IN CASH	-	(79)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	683	683
CASH AND CASH EQUIVALENTS - END OF PERIOD	$683	$604
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

On January 1, 2007, the Company amended its Articles of Incorporation to change its name to Lonestar Group Holdings Company.

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Computers and equipment 3 years

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not had any impairment adjustments for the three months ended March 31, 2007 and 2006, respectively.

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

  Advertising costs

The Company expenses all costs of advertising as incurred. The advertising costs are included in general and administrative expenses in the statements of operations for the three months ended March 31, 2007 and 2006.

Oil and Gas Exploration and Development

Property Acquisition Costs - Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

Oil and Gas Exploration and Development (Continued)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2007	2006

Net (Loss)	$(10,227)	$(861,379)

Weighed-average common shares outstanding (Basic)	22,147,956	6,378,400

Weighed-average common shares equivalents:
Stock options	-	-
Warrants	-	-

Weighed-average common shares outstanding (Diluted)	22,147,956	6,378,400

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Fair value of financial instruments

Fair value of financial instruments discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and 2006. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Recent pronouncements (Continued)

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

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 3-   SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

At March 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$1,200,000
Less: valuation allowance	(1,200,000)
Net deferred tax assets	$-

At March 31, 2007, the Company had accumulated deficits in the amount of $4,000,257 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-   STOCKHOLDERS’ (DEFICIT)

As of March 31, 2007 the Company had 22,147,956 shares of common stock outstanding.

The Company issued 360,000 shares of its stock with a fair value of $0.05 per share to various investors for cash totaling $18,000.

On January 31, 2007 the board of directors increased the shareholders position by issuing a 1 for 1 restricted dividend for shareholders of record.

On January 10, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to an officer of the Company as compensation. The fair value was $100,000.

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

On December 5, 2006, the Company issued 5,000,000 shares of its $0.001 par value common stock to a corporation for public relations, which should have been issued on March 25, 2005. The fair value was $475,000.

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

NOTE 8-   RELATED PARTY TRANSACTIONS

During the year ended March 31, 2007 and 2006, the Company paid the president of the Company $0 and $56,000, respectively for his services.

During the year ended March 31, 2007 and 2006, the Company paid the secretary of the Company $0 and $110,000, respectively for her services.

LONESTAR GROUP HOLDINGS COMPANY

 (FORMERLY PITBOSS US ENERGY HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 8-   RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to a former officer of the Company as compensation valued at $100,000.

During the year ended December 31, 2006, the Company issued 500,000 shares of its $0.001 par value common stock to a former officer of the Company as compensation valued at $50,000.

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

NOTE 9-   COMMITMENT

On December 4, 2003, the Company executed a consulting agreement with Christopher Pair to assist the Company with strategic planning and introducing potential business partners and customers. The agreement provides for (a) consulting fees paid quarterly based on 20% of net revenues less certain revenues attributable to revenues not associated with the contract and other expenses; and (b) issuance of one warrant to purchase up to 3,000,000 shares of the Company’s $0.001 par value common stock. Consulting fees associated with the warrant were based on a value of $0.50 per share. The value of the warrant was based on the then- market closing price of the Company’s common stock. The Company then discounted both the then- market closing price because the shares issued and options to purchase shares were restricted and the volume of trading of the Company’s common stock that was not restricted was relatively low. The resulting consulting expense recognized for the warrant issuance was $777,356 for the three months ended December 31, 2003. During the year ended December 31, 2006, the Company has not paid or accrued any consulting fees.

NOTE 10-   GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the three months ended March 31, 2007 and 2006, and has sustained large accumulated deficits.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Item 1. Exhibits

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

Lonestar Group Holdings Company

Date:	May 15, 2007	By:	/s/Claude Eldridge
Claude Eldridge
		Title:	Chairman, Chief Executive Officer and Director