Form 10-Q
period 2021-09-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2021-11-19
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56305

ENTREPRENEUR UNIVERSE BRIGHT GROUP.

(Exact name of registrant as specified in its charter)

Nevada	90-1734867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road, Xi’an, China
(Address of principal executive offices)	(Zip Code)

+86-029-86100263

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding as of November 18, 2021 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

i

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the section captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Registration Statement on Form 10, as amended (“Form 10”), filed with the SEC on October 21, 2021. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations, which among other things could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our ability to compete with larger companies with far greater resources than we have;

●	The effects on the marketing consultancy service industry and the local economy in China of events such as public health emergencies or natural disasters, such as the ongoing coronavirus (COVID-19) outbreak;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor economically;

●	our ability to retain key members of our senior management;

●	our dependence on mobile applications such as “Chuangyetianxia”;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference, and file as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ii

Use of Certain Defined Terms

As used in this report, unless otherwise mentioned or unless the context requires otherwise, the terms “Company,” “we,” “us,” “our” and “EUBG” refer to Entrepreneur Universe Bright Group, a Nevada corporation and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiary” refers to Entrepreneurship World Technology Holding Group Company Limited, our wholly-owned subsidiary and a Hong Kong limited company, and “PRC subsidiary” refers to Xi-An Yuchuang Space Information Technology Co., Ltd., f/k/a Entrepreneurship World Consultants Limited, a wholly-foreign owned Chinese subsidiary of HK subsidiary EUBG is a holding company for its operating subsidiaries. We currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations.

iii

PART I - Financial Information

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	F-4

Notes to Condensed Consolidated Unaudited Financial Statements	F-5 - F-22

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In U.S. dollars)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,723,941	$3,846,470
Debt products	-	3,058,041
Accounts receivable	108,596	202,183
Other receivables and prepayments	230,680	50,306
Loan to a related company	-	186,796
Total current assets	8,063,217	7,343,796

NON-CURRENT ASSETS
Plant and equipment, net	298,309	355,609
Operating lease right-of-use assets, net	158,149	25,615
Total non-current assets	456,458	381,224

TOTAL ASSETS	$8,519,675	$7,725,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$431,946	$-
Other payables and accrued liabilities	337,356	618,508
Contract liabilities	4,160	-
Receipt in advance	16,596	50,369
Operating lease liabilities, current	59,254	29,933
Tax payables	156,005	595,338
Amount due to a shareholder	53,000	53,000
Amount due to a director	118,449	51,309
Borrowings	-	128,996
Total current liabilities	1,176,766	1,527,453

NON-CURRENT LIABILITY
Deferred tax liabilities	313,730	626,546
Operating lease liabilities, non-current	98,894	-
Total non-current liabilities	412,624	626,546

TOTAL LIABILITIES	1,589,390	2,153,999

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2020: Nil) shares issued and outstanding as of September 30, 2021	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2020: 1,701,181,423) shares issued and outstanding as of September 30, 2021	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Accumulated deficit	(147,575)	(1,443,803)
Accumulated other comprehensive income losses	388,783	325,747
Total stockholders’ equity	6,930,285	5,571,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,519,675	$7,725,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

(In U.S. dollars, except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	1,622,471	3,249,303	$4,479,415	$6,647,755
Cost of revenue	(870,967)	(168,640)	(1,289,739)	(406,397)
Gross profit	751,504	3,080,663	3,189,676	6,241,358
Selling expenses	(54,921)	(58,988)	(224,935)	(119,635)
General and administrative expenses	(326,090)	(169,535)	(905,391)	(554,674)
Profit from operations	370,493	2,852,140	2,059,350	5,567,049
Other income (expenses):
Interest income	15,934	12,512	66,213	19,858
Exchange gain (loss)	8,957	(159)	(3,088)	(321)
Sundry income	13,956	6,161	45,816	27,791
Total other income, net	38,847	18,514	108,941	47,328
Income before income tax	409,340	2,870,654	2,168,291	5,614,377
Income tax expense	(201,789)	(941,026)	(872,063)	(1,834,615)
Net income	$207,551	1,929,628	$1,296,228	$3,779,762
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,946)	106,621	63,036	93,201
Total comprehensive income	$204,605	2,036,249	$1,359,264	$3,872,963

Net income per share - Basic and diluted	$0.00 *	0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

(In U.S. dollars except for number of shares)

Three and nine months ended September 30, 2020

	Common Stock		Additional	Preferred stock				Accumulated Other Comprehensive	Total Stockholders’
	Number of		Paid-In	Number of		Statutory	Accumulated	Income	Equity
	Shares	Amount	Capital	Shares	Amount	Reserve	Deficit	(Loss)	(Deficit)
Balance as of January 1, 2020	1,701,181,423	$170,118	$6,453,048	-	$-	$34,720	$(6,380,682)	$(4,048)	$273,156

Net income	-	-	-	-	-	-	1,030,752	-	1,030,752
Foreign currency translation adjustment	-	-	-	-	-	-	-	(20,506)	(20,506)
Statutory reserve	-	-	-	-	-	31,191	(31,191)	-	-

Balance as of March 31, 2020	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(5,381,121)	$(24,554)	$1,283,402

Net income	-	-	-	-	-	-	819,382	-	819,382
Foreign currency translation adjustment	-	-	-	-	-	-	-	7,086	7,086

Balance as of June 30, 2020	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(4,561,739)	$(17,468)	$2,109,870

Net income	-	-	-	-	-	-	1,929,628	-	1,929,628
Foreign currency translation adjustment	-	-	-	-	-	-	-	106,621	106,621

Balance as of September 30, 2020	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(2,632,111)	89,153	4,146,119

Three and nine months ended September 30, 2021

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Deficit	Income	Equity
Balance as of January 1, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(1,443,803)	$325,747	$5,571,021

Net income	-	-	-	-	-	-	966,636	-	966,636
Foreign currency translation adjustment	-	-	-	-	-	-	-	24,465	24,465

Balance as of March 31, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(477,167)	$350,212	$6,562,122

Net income	-	-	-	-	-	-	122,041	-	122,041
Foreign currency translation adjustment	-	-	-	-	-	-	-	41,517	41,517

Balance as of June 30, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(355,126)	$391,729	$6,725,680

Net income	-	-	-	-	-	-	207,551	-	207,551
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,946)	(2,946)

Balance as of September 30, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(147,575)	388,783	6,930,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

(In U.S. dollars)

	2021	2020
Cash flows from operating activities
Net income	$1,296,228	$3,779,762
Adjustments to reconcile net income to cash used in operating activities:		-
Depreciation	62,222	18,962
Amortization of operating lease right-of-use assets	39,248	19,205
Deferred tax	(319,660)	421,693
Changes in operating assets and liabilities:
Other receivables and prepayments	(179,961)	(1,533)
Accounts receivable	95,800	(170,867)
Amount due from a related company	-	232,783
Accounts payable	431,690	(54,270)
Other payables and accrued liabilities	(284,226)	126,879
Tax payables	(445,713)	666,354
Contract liabilities	4,158	(87,473)
Receipt in advance	(34,318)	31,759
Operating lease liabilities	(43,614)	1,353
Net cash generated from operating activities	621,854	4,984,607

Cash flows from investing activities
Purchase of property, plant and equipment	-	(162,001)
Acquisition of debt products	(2,781,482)	-
Redemption of debt products	5,872,017	-
Loan receivables to a unrelated third party	(499,554)	-
Repayment from a unrelated third party	499,554	-
Loan to a related company	(123,621)	(61,549)
Repayment from a related company	312,401	-
Net cash generated from (used in) investing activities	3,279,315	(223,550)

Cash flows from financing activities
Proceed from borrowings	-	129,025
Repayment of borrowings	(128,751)	-
Advance from a director	67,882	46,362
Net cash (used in) generated from financing activities	(60,869)	175,387

Effect of exchange rates on cash	37,171	97,189

Net increase in cash and cash equivalents	3,877,471	5,033,633
Cash and cash equivalents at beginning of period	3,846,470	399,878
Cash and cash equivalents at end of period	$7,723,941	$5,433,511

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$1,115,659	$769,438
Withholding tax paid	$517,145	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”), formerly known as Ketcher Industries LLC and REE International, Inc., was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. Since its inception, the Company had the following name changes: On March 17, 2003, to Estelle Reyna, Inc.; on September 11, 2003 to Karma Media, Inc.; on July 8, 2005 to Pitboss Entertainment, Inc.; on March 3, 2006 to US Energy Holdings, Inc.; on December 20, 2006 to Lonestar Group Holdings Company; on November 9, 2007 to Guardian Angel Group, Inc.; on May 18, 2011 to REE International, Inc.; and on March 23, 2020, the Company filed a Certificate of Amendment to the Nevada Secretary of State amending Article I of its Articles of Incorporation changing the Company’s name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

Lonestar Group Holdings Company was a voluntary filer and filed a Form 15 with the Securities and Exchange Commission (“SEC”) on August 20, 2007.

In July 2018, XTC Inc. (“XTC”), a shareholder of the Company, petitioned the Eight Judicial District Court in Clark County, Nevada (the “Court”), for appointment as custodian of the Company. On September 4, 2018, the Court granted XTC custodianship of the Company with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock and authorize new classes of stock (“Custodianship”).

Since the Form 15 filing on August 20, 2007 and prior to the Custodianship, the management believes that the Company was inactive with no business operations. In December 2018, XTC filed a Certificate of Revival for a revival of its charter, effective December 13, 2018, with the Nevada Secretary of State. XTC acted together with MXD Inc. (“MXD”) to revive the Company and to get current. MXD is a private company incorporated in the State of Colorado. As the president of XTC is also the president of MXD, the Company considered that the XTC and MXD are under common control.

XTC and MXD performed the following actions in its capacity as custodian:

●	Funded all expenses of the Company including paying off all outstanding liabilities discovered;

●	Brought the Company back in compliance with the Nevada Secretary of State, resident agent, transfer agent, OTC Markets Group;

●	Brought in and paid for accounting professionals as well as securities counsel.

On December 18, 2018, the Company formed REE International, Inc. Colorado (“REE-CO”). On December 21, 2018, the Company entered into an Agreement for Divestiture of Assets to Subsidiary with REE-CO, where the Company transferred all assets, liabilities, and business to REE-CO. in exchange for 1,000 shares of REE-CO, and became the parent company of REE-CO. Since then, the Company has no assets, liabilities and business.

On December 28, 2018, the Company entered into a Sale and Purchase Agreement (the “SPA”) with XTC to transfer 1,000 common shares of REE-CO to XTC at nil cash consideration (with XTC assuming all of the obligations and liabilities of REE-CO). Pursuant to the SPA, all the assets and liabilities previously reported in the Company’s financial statements were acquired by XTC and all the continuing obligations assumed were taken up by XTC. The gain on disposal of $328,423 was recognized in additional paid-up capital for the year ended December 31, 2018. Since the closing of the SPA, REE-CO ceased to be a subsidiary of the Company on the same date, and the Company no longer had any assets, liabilities and business.

In consideration of the payments made to revive the Company and get current by the XTC and MXD, the Company issued 1,000,000 shares of Series A Preferred Stock to MXD on December 11, 2018 and issued 50,000 shares of Series B Preferred Stock to XTC on February 27, 2019, respectively.

On March 5, 2019 the total authorized common stock was increased to 1,800,000,000.

On April 24, 2019, XTC was discharged as custodian of the Company. Prior to the Custodianship and immediately before May 15, 2019, the Company has abandoned all of its business operations.

On May 15, 2019, 1,590,605,141 shares of common stock of the Company was issued to MXD (the “Issuance”) as consideration for its services to revive the Company and get current, at an aggregate fair value of $135,000, which was recognized as share-based payments for the year ended December 31, 2019. On the same date, MXD and XTC agreed to voluntarily retire 1,000,000 shares of Series A Preferred Stock and 50,000 shares of Series B Preferred Stock, respectively.

Immediately after the Issuance, MXD entered into certain Sale and Purchase Agreements, dated May 15, 2019 (the “Stock Purchase Agreements”), with Tethys Fountain Limited, New Finance Consultants Limited, Jia Wang, Jianyong Li, Haijun Jiang, Xuebin Wu and Fanfan Chen (collectively, the “Purchasers”), to transfer all its 1,590,605,141 shares of common stock of the Company to the Purchasers in exchange for an aggregate purchase price of $135,000. Upon the closing of the Stock Purchase Agreements, the Purchasers collectively owned 93.5% of the issued and outstanding shares of the Company’s common stock, and Tethys Fountain Limited became the controlling shareholder of the Company.

The Company currently trades on the Pink Sheet under the symbol “EUBG”. The Company’s fiscal year end is December 31st.

The Company, through its wholly owned subsidiaries, mainly engages in provision of digital marketing consultation services in Hong Kong and China.

Company name	Place/date of incorporation	Principal activities
1. Entrepreneurship World Technology Holding Group Company Limited	Hong Kong/May 15, 2019	Provision of consulting and promotional services

2. Xian Yunchuang Space Information Technology Co., Ltd.	The People’s Republic of China (“PRC”)/October 18, 2019	Provision of digital marketing consultation services

3. Xian Yunchuang Space Information Technology Co., Ltd, BaiYin Branch	PRC/May 7, 2020	Provision of digital marketing consultation services

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial information as of September 30, 2021 and for the three and nine months periods ended September 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10/A for the fiscal year ended December 31, 2020, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the nine months ended September 30, 2021 and 2020, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company applied the new standard beginning January 1, 2021.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

Recently Issued Accounting Standards

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Basis of Consolidation and Noncontrolling Interests

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power; or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors or to cast a majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the Company’s condensed consolidated balance sheets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments placed with banks or other financial institutions with an original maturity of three months or less to be cash equivalents.

As of September 30, 2021, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $232,768 (as at December 31, 2020: Nil), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Debt products

All debt products are carried at fair value at the end of each reporting period. Changes in the carrying amount of debt products relating to interest income calculated using the effective interest method are recognized in consolidated statement of profit or loss. Other changes in the carrying amount of these products, net of any related tax effects, are excluded form earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on debt products are included in other income (expense), net.

The Company regularly reviews all of its investments for other-than-temporary declines in estimated fair value. Its review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, it reduces the carrying value of the security and record a loss for the amount of such decline. The Company has not recorded any declines in value judged to be other than temporary on its investments in debt securities.

Plant and equipment

Plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Motor vehicle	4 - 5

The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and nine months ended September 30, 2021 and 2020.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis

The Company derives its revenue primarily from net transaction services, including consultancy services and sourcing and marketing services.

Consultancy services

The Company generates the majority of its revenues by providing consulting services to its clients. Most of its consulting service contracts are based on one of the following types of arrangements:

Performance-based arrangements represent forms of variable consideration determined by pre-established fixed rates. In these arrangements, the Company’s fees are based on the attainment of contractually defined objectives with our client, such as assisting the client in achieving a specific business objective (e.g. end customer placed an order to buy a product or enroll a course). The Company is entitled a fixed rate on revenue generated by the client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

Fixed-fee training services are provided to clients who are interested to conduct live-broadcasting business through social medias. The Company require the clients to pay a pre-established fee in exchange for the services. Revenues are recognized when promised services (e.g. setting up an e-learning account and delivery of learning materials) are delivered to the clients.

Fixed-fee arrangements require the client to pay a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed fee prior to contract inception. The Company recognizes revenues for its professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term.

Sourcing and marketing services

The Company provides agency-based sourcing and digital marketing services to connect marketplace operators and merchants. Most of its sourcing and marketing services are based on one of the following types of arrangements:

Agency-based sourcing services represents product procurement on behalf of marketplace operators. The Company recognized revenues from agency-based sourcing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants. The Company reports revenues from these transactions on a net basis because the performance obligation is to facilitate a transaction between marketplace operators and merchants, for which the Company did not obtain the control over the products before passing on to the end customers. The Company is not primarily responsible for fulfilling the promise and not exposed to inventory risk.

Digital marketing services are provided to the marketplace to promote designated products or services through social medial influencers engaged by the Company. The Company is entitled to a fixed rate on the revenue generated by the marketplace that are related to the designated products or services.

The post-sale services, goods return and other kinds of product issue are responsibilities of the merchants. Upon successful delivery to ultimate customers by the merchants, there is no unfulfilled obligation that could affect the marketplace operators’ and merchants’ acceptance of the services provided. The acceptance provisions have lapsed, or the Company has objective evidence that all criteria for acceptance have been satisfied.

The Company derived services revenues of $1,515,371 and $2,920,165 for the three months ended September 30, 2021 and 2020, respectively; and $4,268,054 and $6,158,584 for the nine months ended September 30, 2021 and 2020, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

During the three and nine months ended September 30, 2021 and 2020, revenues generated from Xian CNT are disclosed in note 5 of the condensed consolidated financial statements.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major service line

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Consultancy services	1,554,834	3,128,557	4,362,581	6,478,673
Sourcing and marketing services	67,637	120,746	116,834	169,082
	$1,622,471	$3,249,303	$4,479,415	$6,647,755

Revenue by recognition over time vs point in time

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	1,622,471	3,227,405	4,479,415	6,560,282
Revenue recognized over time	-	21,898	-	87,473
	$1,622,471	$3,249,303	$4,479,415	$6,647,755

Revenue recorded on a gross vs net basis

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue recorded on a gross basis	1,554,834	3,128,557	4,362,581	6,478,673
Revenue recorded on a net basis	67,637	120,746	116,834	169,082
	$1,622,471	$3,249,303	$4,479,415	$6,647,755

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees. The table below presents the activity of the deferred consultancy services revenue during the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$-	$21,889	$-	$87,136
Consultancy fees collected	852,367	-	852,367	-
Consultancy income earned	(848,222)	(21,821)	(848,222)	(87,396)
Exchange realignment	15	(68)	15	260
Balance at end of period	$4,160	$-	$4,160	-

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the provision of services.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $31,273 and $3,852 for the three months ended September 30, 2021 and 2020, respectively; and $78,957 and $9,678 for the nine months ended September 30, 2021 and 2020, respectively.

Foreign Currency and Foreign Currency Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s Hong Kong operating subsidiary are maintained in its local currency, the Hong Kong Dollar (“HKD”), which is the functional currency. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expense items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive loss under shareholders’ equity.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollars has been made at the following exchange rates for the respective periods:

Nine months ended September 30, 2020
Balance sheet, except for equity accounts	RMB 6.8484 to US$1.00
Income statement and cash flows	RMB 6.9953 to US$1.00

Nine months ended September 30, 2021
Balance sheet, except for equity accounts	RMB 6.4466 to US$1.00
Income statement and cash flows	RMB 6.4714 to US$1.00

Year ended December 31, 2020
Balance sheet, except for equity accounts	RMB 6.5401 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range.

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of September 30, 2021 and December 31, 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Net income per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
Net income	207,551		1,929,628		$1,296,228		$3,779,762

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three and nine months ended September 30, 2021 and 2020 and the weighted average number of ordinary shares outstanding.

For the three and nine months ended September 30, 2021 and 2020, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of marketing consultation services and operating results of the Company and, as such, the Company has determined that the Company has one operating segment (provision of consulting, sourcing and marketing services in China) as defined by ASC Topic 280 “Segment Reporting”.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2021 and December 31, 2020, $7,723,941 and $3,846,470 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company operates principally in the PRC and Hong Kong and grants credit to its customers in these geographic regions. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Valuation of debt products depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, and other relevant terms of the debt. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments. The fair value of these debt products classified as Level 2 are established by reference to the prices quoted by respective fund administrators.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, account receivables, other receivables, amount due from a related company, loan to a related company, account payables and other payables, amounts due to a director and a shareholder and borrowings approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

NOTE 3 – DEBT PRODUCTS

	September 30,	December 31,
	2021	2020
Debt products issued by bank, at fair value	$-	$3,058,041

Debt products include financial products issued and managed by banks in the PRC. The fair value of these debt products classified as Level 2 are established by reference to the prices quoted by the bank.

As at December 31, 2020, the debt products have no maturity date, and bear variable interest rate, currently at 2.35% per annum. No fair value change has been recognized for the year ended December 31, 2020. The debt products have been subsequently redeemed on February 2, 2021.

During the nine months ended September 30, 2021, the Company further acquired debt products of $2,781,482, which had no maturity date, and bear variable interest rate, currently at 2.95% per annum. All these newly acquired debt products had been redeemed on July 15, 2021 with a gain of $2,053.

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2021 and December 31, 2020 are summarized below:

	September 30, 2021	December 31, 2020
Motor vehicle	$395,094	$389,443
Less: Accumulated depreciation	(96,785)	(33,834)
Plant and equipment, net	$298,309	$355,609

Depreciation expenses, classified as operating expenses, were $20,743 and $9,082 for the three months ended September 30, 2021 and 2020, respectively; and $62,222 and $18,962 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and nine months ended September 30, 2021 and 2020:

(a)	Xian CNT – a company incorporated in the PRC, Xian. As of September 30, 2021, the shareholders of Xian CNT are 90% owned by certain family members of Mr. Guolin Tao, among them - 45% is owned by the sister of Mr. Tao, Ms. Tao Zhiyan and 45% is owned by the brother-in-law of Mr. Guolin Tao, Mr. Pan Chang.

(b)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC, the Company CEO, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and on January 26, 2021 fully transferred to Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(c)	Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(d)	Mr. Yong Chang, father in law of Mr. Guolin Tao

(e)	Mr. Jianyong Li, a director of the Company.

(f)	New Finance Consultants Limited, a shareholder of the Company, holding 8.3% equity interest as of September 30, 2021 and December 31, 2020.

Related party transaction

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sourcing and marketing services income generated from
- Xian CNT	$-	$-	$-	$48,336

Purchase of motor vehicles from
- Ms. Hanye Chang	-	-	-	85,771
- Mr. Yong Chang	-	-	-	45,030
- Mr. Jianyong Li	-	-	-	28,590

Interest income
Baiyin Wujinxia	-	1,474	5,777	2,472

Sourcing and marketing income were received by the Company at fees agreed by both parties in accordance with the relevant agreements.

The interest income was charged at an interest rate agreed by both parties in accordance with a loan agreement.

Related party balances

	September 30, 2021	December 31, 2020
Loan to a related company
- Baiyin Wujinxia	$-	$186,796

Amount due to a director
- Mr. Guolin Tao	$118,449	$51,309

Amount due to a shareholder
- New Finance Consultants Limited	$53,000	$53,000

On November 1, 2019, the Company entered into a loan agreement with Baiyin Wujinxia to loan a total amount of $305,804 (RMB2,000,000) for a period from November 1, 2019 to September 30, 2021. The loan is unsecured and bears fixed interest at 4.75% per annum. The outstanding amount (including loan interest) as at December 31, 2020 was fully repaid on June 18, 2021 and the loan agreement was early terminated on the same date.

The amounts due to director/shareholder as of September 30, 2021 and December 31, 2020 are unsecured, non-interest bearing and repayable on demand.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Account receivables	$108,596	$202,183
Less: Allowance for doubtful accounts	-	-
	$108,596	$202,183

NOTE 7 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Deposits and other receivables	$22,101	$19,027
Receivable from an employee (note)	155,120	-
Prepayments	53,459	31,279
	$230,680	$50,306

Note:

The amount was due from an employee who wire funds to an unrelated third party in the mistaken belief that the requests were made by a company executive or established vendor. As the employee failed to comply with the Company’s internal policies, she agreed to take up the obligation on her own. The amount has been subsequently received on November 5, 2021.

NOTE 8 – LOAN RECEIVABLES

On February 8, 2021, the Company has provided a $500,000 loan to an independent customer of the Company’s consultancy business. The loan was interest-bearing at 10% per annum, repayable on February 7, 2022 and secured by the corporate guarantee of the customer. On August 5, 2021, the customer fully repaid the loan principal and interest.

Loan interest income were $4,093 and $23,678 for the three and nine months ended September 30, 2021, respectively.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Other payables	136,078	110,599
Salary payable	114,616	229,010
Accrued audit fees	34,000	221,000
Other accrued expenses	52,662	57,899
	$337,356	$618,508

NOTE 10 – BORROWINGS

On April 20, 2020, the Company borrowed a loan of $128,996 (HK$1,000,000) from an unrelated individual. The loan was interest-free, unsecured, and repayable on April 2021. The Company repaid the borrowing on February 2, 2021.

NOTE 11 – COMMON STOCK

The Company was incorporated on April 21, 1999 with an authorized share capital of 25,000,000 common stock with a par value of $0.001 per share.

On March 5, 2019, the total number of authorized shares were increased to 1,800,000,000 common stock with a par value of $0.0001 per share.

NOTE 12 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations in the PRC, company established in the PRC (the “PRC subsidiary”) is required to maintain a statutory reserve made out of profit for the year based on the PRC subsidiary’ statutory financial statements which are prepared in accordance with the accounting principles generally accepted in the PRC. The amount and allocation basis are decided by the director of the PRC subsidiary annually and is not to be less than 10% of the profit for the year of the PRC subsidiary. The aggregate amount allocated to the reserves will be limited to 50% of registered capital for certain subsidiaries. Statutory reserve can be used for expanding the capital base of the PRC subsidiary by means of capitalization issue.

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of September 30, 2021 and December 31, 2020, are also considered under restriction for distribution.

NOTE 13 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Tax jurisdictions from:
- Local	(156,168)	-	$(344,756)	$(100,055)
- Foreign, representing:
HK	(3,278)	12,672	(26,845)	61,202
PRC	568,786	2,857,982	2,539,892	5,653,230
Income before income taxes	409,340	2,870,654	$2,168,291	$5,614,377

Income is subject to tax in the various countries in which the Company operates.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2019. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2021 and 2020.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and nine months ended September 30, 2021 and 2020. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $256,907 (HK$2,000,000) for the three and nine months ended September 30, 2021 and 2020 and subject to a waiver of 100% of the profits tax under a cap of $1,285 (HK$10,000) for the three and nine months ended September 30, 2021 and 2020, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at September 30, 2021 and December 31, 2020 were $3,240,920 and $6,269,752, respectively. At September 30, 2021 and December 31, 2020, the Company recognized deferred tax liabilities of $324,092 and $626,975, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Current tax:
Hong Kong	(841)	375	$(841)	$3,756
China	154,923	719,347	676,433	1,417,494

Deferred tax
China	47,707	221,304	196,471	413,365
Total	201,789	941,026	$872,063	$1,834,615

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income before income tax	409,340	2,870,654	$2,168,291	$5,614,377
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	85,962	602,837	455,342	1,179,019
Reconciling items:
Non-deductible expenses	45,792	4,183	116,073	25,195
Effect of tax reliefs granted to Hong Kong subsidiary	-	(2)	-	(1,289)
Over-provision in prior period	(841)	-	(841)
Rate differential in different tax jurisdictions	23,169	112,704	105,018	218,325
Deferred tax provided on dividends withholding tax of PRC subsidiaries	47,707	221,304	196,471	413,365
Income tax expense	201,789	941,026	$872,063	$1,834,615

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2021 and December 31, 2020 are presented below:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Accelerated depreciation	$1,239	$429
Deductible temporarily difference arising from other payable	12,504	-
Less: Net off with deferred tax liabilities for financial reporting purposes	(13,743)	(429)
Net total deferred tax assets	-	-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	324,092	626,975
Taxable temporarily difference arising from receipt in advance	3,383	-
Less: Net off with deferred tax assets for financial reporting purposes	(13,743)	(429)
Net total deferred tax liabilities	$313,732	$626,546

NOTE 14 – LEASE

On May 13, 2020, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on May 13, 2020 and expiring on July 15, 2021. The monthly rental payment is approximately $4,092 (RMB28,244) per month.

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $5,111 (RMB32,951) per month.

Operating lease expense for the nine months and three months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost – straight line	13,362	11,607	39,248	19,205
Total lease expense	13,362	11,607	$39,248	$19,205

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

Operating leases
12 months ending September 30,
2022	$61,337
2023	61,337
2024	46,003
2025	-
Thereafter	-
Total undiscounted cash flows	168,677
Less: imputed interest	(10,529)
Present value of lease liabilities	$158,148

Lease term and discount rate

September 30, 2021
Weighted-average remaining lease term - year	2.75
Weighted-average discount rate (%)	4.90%

NOTE 15 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2021 and December 31, 2020.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2021 and December 31, 2020.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 16 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three months ended September 30,
	2021		2020
Customer A	$210,337	13%	$1,864,084	57%
Customer B	170,019	10%	780,554	24%
Customer C	172,765	11%	*	*

*	Comprised less than 10% of net revenue for the respective period.

	Nine months ended September 30,
	2021		2020
Customer A	$1,321,937	30%	$3,966,906	60%
Customer B	905,215	20%	1,028,392	15%
Customer C	627,321	14%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of September 30, 2021 and December 31, 2020 as follows:

	September 30, 2021				December 31, 2020
Customer A	$		*	*	$57,608	28%
Customer B			*	*	39,291	19%
Customer C		71,354		66%	31,379	16%
Customer D		12,228		11%	*	*

*	Comprised less than 10% of net account receivable for the respective period.

The Company had the following service vendors that individually comprised 10% or more of cost of revenue for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three months ended September 30,
	2021		2020
Service vendor A	$400,105	46%	$	*	*
Service vendor B	126,819	15%		*	*

*	Comprised less than 10% of cost of revenue for the respective period.

	Nine months ended September 30,
	2021		2020
Service vendor A	$400,105	31%	$	*	*

*	Comprised less than 10% of cost of revenue for the respective period.

The Company had the following service vendors that individually comprised 10% or more of accounts payable as of September 30, 2021 and December 31, 2020 as follows:

	September 30, 2021		December 31, 2020
Service vendor A	$425,741	99%	$	*	*

*	Comprised less than 10% of accounts payable for the respective period.

(b)	Credit risk

At September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes thereto and Item 2, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Form 10-Q.

Business Overview

Our current principal business activities of EUBG are providing consulting services and sourcing and marketing services in China through our PRC subsidiary with support from our HK subsidiary. Our PRC subsidiary provides services aimed at connecting businesses with e-commerce platforms.

Our integrated service platform focuses on strategic marketing and consulting. The establishment of our platform is to serve the digital marketing strategy needs of the start-up business companies and small-size companies. Our PRC subsidiary offers our digital marketing on e-commerce solution plan to these companies in order for them to provide products to their customers. Our mission is to help start-up companies and small-size companies and guide these companies’ founders in utilizing our digital marketing consulting plan to reach their business goals. Our marketing consultation on e-commerce solution plan aim to bring online traffic and attention from the markets for our customers to conduct their e-commerce and build their brands. Our customers are mainly private companies which need digital marketing services for branding or engaging in e-commerce.

Our main service is marketing consultancy, which includes digital marketing consulting and KOL (Key Opinion Leaders) training/influencer training coordination.

A.	Digital Marketing Consulting:

Our PRC subsidiary provides a full range of services (include consultancy, sourcing and marketing services) to assist our clients and customers in selling their products. With our professional knowledge and practical experience, we use various marketing methods (e.g. KOL) to increase brand awareness in the local market and ultimately drive sales. Our PRC subsidiary works outward from a client’s brand strategy and existing online assets to define the optimal digital footprint for the brand.

Currently, we provide substantially all of our marketing consulting services in conjunction with an e-commerce mobile application (“APP”) namely “Chuangyetianxia”. Chuangyetianxia is developed by our related company (as described below in the Transactions with Related Parties), Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”), a limited liability company established in the Peoples’ Republic of China (“PRC” or “China”). We consider Xi’an CNT a related party as it is substantially owned and controlled by the wife and relatives of Mr. Tao Guolin, our chairman, executive officer and majority shareholder.

Chuangyetianxia is an APP platform (“Platform”) which offers a range of capabilities that connects sellers with buyers, for example wholesale companies and the end customers. It offers users an interface to the supplier’s services/product catalogues.

Through our prior working relationship with Xi’an CNT and our extensive experience with the Platform, we are able to provide our customers with customized service and seamless integration of our customers’ APP to the Platform and assisting them in achieving a specific business objective (e.g. end customer placed an order to buy a product or enroll a course). We are entitled to a fixed rate on revenue generated by our client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

In addition, we also provide agency-based sourcing and digital marketing services to connect marketplace operators and merchants. Agency-based sourcing services represents product procurement on behalf of the Platform. We recognize revenues from agency-based sourcing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants. Digital marketing services are provided to the Platform to promote designated products or services through social medial influencers engaged by us. We are entitled to a fixed rate on the revenue generated by the Platform that are related to the designated products or services.

In the future, we plan to expand our marketing consulting services to include, but is not limited to: Diagnosing marketing strategy options, assisting in establishing complete marketing system, positioning branding, branding image design and broadcasting, online and off-line sales channel setup, products development plans, marketing model setup, choosing e-commerce platform, proposing digital marketing projects, enhancing e-commerce traffic, and acting as sales agent for our clients, and business marketing training (marketing strategy, sales techniques, customer services, management knowledges, e-commerce traffic generating, and KOL training etc.)

B.	KOL (Key Opinion Leaders) Training Coordination

The core advantage of Influencer Marketing (Influencer Marketing) is the precise market positioning and exposure to tens of thousands of target audiences in a short period of time. According to recent survey data conducted by ChiefMarketer, 75% of marketers adopt the strategy of online influencer marketing, and 43% of them plan to increase their investment in this area in 2019 (Source: ChiefMarketer, https://www.chiefmarketer.com/majority-marketers-use-influencers-survey/). Enterprises choose to cooperate with the brand and have a level of follower influence. The influencer then introduces and recommends those companies products to their followers through creative video content on a social media platform on a professional platform.

An influencer has an excellent ability to generate content, and enjoys creativity, content creation, and sharing audience. If influencers know their followers well, care about their feelings, and know what content to post, it is more effective for the followers. If the influencers and the client’s branding match accurately, the communication and cooperation between the two parties would work smoothly.

The word “influencer” as it is used in China is broad and applies to people who are bloggers, online content creators, vloggers and live streamers, as well as traditional celebrities. China has its own terminology to refer to an influencer marketing practitioner: key opinion leader (KOL) or “wang-hong,” which is the romanization of the Mandarin pronunciation for “online celebrity.”

Chinese users behave differently when it comes to taking advice. Instead of depending on search engines, Chinese users value advice from sources such as their peers, friends, bloggers and celebrities also known as KOL (Key Opinion Leaders). Much like influencers in the Western woWerld, KOLs are very crucial in the overall digital marketing approach in China. An industry of “wang-hong incubators” or “KOL academies” is thriving to meet the flood of KOL aspirants.

Currently, our PRC subsidiary provides training services to clients who are interested to conduct live-broadcasting business through social medias. The Company require the clients to pay a pre-established fee in exchange for the services. Revenues are recognized when promised services (e.g. setting up of an e-learning account and delivery of learning materials) are delivered to the clients.

In addition, our PRC subsidiary also cooperates with third party live-broadcasting training agencies to coordinate, recruit and enroll KOL students in various training programs in professional anchor quality. Such programs are able to qualify the trainees to obtain anchor licenses/permits before they broadcast on the internet. In this business, the third party live-broadcasting training agencies take the primary responsibilities for providing the training programs to the KOL students. Our services are to these live-broadcasting training agencies, which include but not limit to, recruiting and enrolling KOL students and coordinating the schedule of training course teachers on behalf of the live-broadcasting training agencies. Our PRC subsidiary generated consultancy services income directly from the live-broadcasting agencies based on the number of successful enrolled KOL students recruited by us.

The future plan of our KOL Training Coordination Services will include: Individual KOL training – providing training sites, positioning KOLs individually according to their personality and appearance, languages and body languages training, one-on-one contents operation training, IP packaging, and their channel operation supporting. We also work with our clients to provide the training classes in training their own potential KOL candidates.

Recent Developments

COVID-19 Update

In early January of 2020, a novel coronavirus (“COVID-19”) outbreak took place in Wuhan, China. Subsequently, it has spread rapidly to Asia and other parts of the world. The COVID-19 outbreak has resulted in widespread economic disruptions in China, as well as stringent government measures by the Chinese government to contain its transmissions including quarantines, travel restrictions, and temporary closures of non-essential businesses in China and elsewhere. The outbreak in China mainly occurred in the first quarter of 2020, and it gradually stabilized and business activities started to resume under the guidance and support of the government since late second quarter of 2020.

Substantially all of our revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the third quarter of 2021. Due to the government measures taken to contain COVID-19, the offline activities of our PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for our consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of our customers’ business were suspended while others permanently closed their businesses. This affected both our digital marketing consulting services and our KOL training coordination services in 2020.

As of December 31, 2020, the COVID-19 outbreak in China appears to be generally under control and business activities have recovered on the whole. In addition, we resumed contacting potential customers as of June 2020, and the aforementioned negative impact has been further mitigated since the third quarter of 2020, when the outbreak became more stabilized in China and other regions in the world. However, sporadic cases continue to be found during the first half year of 2021 in China. For example, a new Delta variant of COVID-19 had been found in certain cities in China in the second quarter of 2021, which may cause another outbreak, thus increasing risks and possible further disruption to businesses. Therefore, certain of our consulting services were suspended from April 2021 to August 2021. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers.

In the third quarter of 2021, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position.

We achieved an operating revenue of $4,479,415 and $6,647,755 for the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of approximately 32.6% from the previous period. COVID-19 has and may continue to adversely affect our financial and business performance.

Segment and Related Information

We operate as a single reportable segment consisting of the “provision of consulting, sourcing and marketing services in China.”

Results of Operations and Financial Condition

Results of Operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2021 and 2020.

	For the three months ended September 30,
	2021	2020
Revenue	1,622,471	3,249,303
Cost of revenue	(870,967)	(168,640)
Gross profit	751,504	3,080,663
Selling expenses	(54,921)	(58,988)
General and administrative expenses	(326,090)	(169,535)
Other income (expense), net	38,847	18,514
Income before income tax	409,340	2,870,654
Income tax expense	(201,789)	(941,026)
Net income	$207,551	1,929,628

Revenue and cost of revenue

During the three months ended September 30, 2021, we generated revenue of $1,622,471 compared to $3,249,303 for the three months ended September 30, 2020, representing a decrease of $1,626,832 or 50.1% as compared with the last period. This decrease in revenue was due to the realignment of our resources to focus on our KOL Training Coordination business and KOL training services. In addition, due to preventive measures taken against COVID-19, certain consulting services were suspended from April 2021 to August 2021. We resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers. Cost of revenue was $870,967 for the three months ended September 30, 2021 compared to $168,640 for three months ended September 30, 2020. The increase of cost of revenue for the three months ended September 30, 2021 was mainly due to the increase of agency fees and IT expenses for our fixed-fee training services. For the three months ended September 30, 2020, the cost of revenue mainly represented staff costs for our consulting services..

Selling expenses

During the three months ended September 30, 2021, we incurred $54,921 selling expenses compared to $58,988 for the three months ended September 30, 2020, representing a decrease of $4,067 or 6.9% as compared with the last period.

General and administrative expenses

During the three months ended September 30, 2021, we incurred $326,090 general and administrative expenses compared to $169,535 for the three months ended September 30, 2020, representing an increase of $156,555 or 92.3% as compared with the last period. Our general and administrative expenses consisted mainly of professional fees, consultancy fees, and payroll expenses.

For the three months ended September 30, 2021, we incurred legal and professional fees of $80,822 to assist us in complying with the relevant reporting requirements. No such expenses were incurred for the three months ended September 30, 2020 as we had entered into some professional service engagements for SEC reporting purpose during fiscal 2021.

In addition, we incurred employee benefit of $31,273 for the three months September 30, 2021. There was only $3,852 incurred for the three months ended September 30, 2020 because the PRC government decided to waive employer obligations on social security contributions for a specified period of time to ease the burden of enterprises arising from COVID-19 in 2020 and we employed less staff during the period.

Other income (expense), net

During the three months ended September 30, 2021, we generated net total other income of $38,847 compared to $18,514 for the three months ended September 30, 2020, representing an increase of $20,333 or 109.8% as compared with the last period. Our other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the three months ended September 30, 2021, we incurred income tax expense of $201,789 compared to $941,026 for the three months ended September 30, 2020, representing a decrease of $739,237 or 78.6% as compared with the last period. The income tax expense consisted of income taxes charged in China and Hong Kong.

For the three months ended September 30, 2021, our income tax expenses comprised of current tax and deferred tax expenses of $154,082 and $47,707, respectively, compared to $719,722 and $221,304 for the three months ended September 30, 2020. The decrease of the current tax and deferred tax was mainly resulted from a lower profit caused by the suspension of certain consulting services due to the outbreak of new Delta variant of COVID-19 in China since April 2021.

Net income

As a result of the above, we generated a net income of $207,551 and $1,929,628 for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

The following table sets forth key components of our results of operations for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
Revenue	4,479,415	6,647,755
Cost of revenue	(1,289,739)	(406,397)
Gross profit	3,189,676	6,241,358
Selling expenses	(224,935)	(119,635)
General and administrative expenses	(905,391)	(554,674)
Other income (expense), net	108,941	47,328
Income before income tax	2,168,291	5,614,377
Income tax expense	(872,063)	(1,834,615)
Net income	$1,296,228	3,779,762

Revenue and cost of revenue

During the nine months ended September 30, 2021, we generated revenue of $4,479,415 compared to $6,647,755 for the nine months ended September 30, 2020, representing a decrease of $2,168,340 or 32.6% as compared with the last period. This decrease in revenue was due to the realignment of our resources to focus on our KOL Training Coordination business and KOL training services. In addition, due to preventive measures taken against COVID-19, certain consulting services were suspended from April 2021 to August 2021. We resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers. Cost of revenue was $1,289,739 for the nine months ended September 30, 2021 compared to $406,397 for nine months ended September 30, 2020. The increase of cost of revenue for the nine months ended September 30, 2021 was mainly due to the increase of agency fees and IT expenses for our fixed-fee training services. For the nine months ended September 30, 2020, the cost of revenue mainly represented the staff costs for our consulting services.

Selling expenses

During the nine months ended September 30, 2021, we incurred $224,935 selling expenses compared to $119,635 for the nine months ended September 30, 2020, representing an increase of $105,300 or 88% as compared with the last period. The increase of selling expenses was mainly due to more staff costs incurred in marketing our KOL training coordination services for the nine months ended September 30, 2021.

General and administrative expenses

During the nine months ended September 30, 2021, we incurred $905,391 general and administrative expenses compared to $554,674 for the nine months ended September 30, 2020, representing an increase of $350,717, or 63.2%, as compared with the last period. Our general and administrative expenses consisted mainly of professional fees, payroll expenses and consultancy fees.

For the nine months ended September 30, 2021, we incurred legal and professional fees of $239,879 to assist us in complying with the relevant reporting requirements. For the nine months ended September 30, 2020, we incurred legal and professional fees of $100,056 because we engaged our company lawyer during the period.

In addition, we incurred employee benefit of $78,957 for the nine months ended September 30, 2021. There was only $9,678 incurred for the nine months ended September 30, 2020 because the PRC government decided to waive employer obligations on social security contributions for a specified period of time to ease the burden of enterprises arising from COVID-19 in 2020. In addition, we employed more staff to expand our KOL coordination business during the nine months ended September 30, 2021.

Other income (expense), net

During the nine months ended September 30, 2021, we generated net other income of $108,941 compared to $47,328 for the nine months ended September 30, 2020, representing an increase of $61,613 or 130.2% as compared with the last period. Our other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the nine months ended September 30, 2021, we incurred income tax expense of $872,063 compared to $1,834,615 for the nine months ended September 30, 2020, representing a decrease of $962,552 or 52.5% as compared with the last period. The income tax expense consisted of income taxes charged in China and Hong Kong.

For the nine months ended September 30, 2021, our income tax expenses comprised of current tax and deferred tax expenses of $675,592 and $196,471, respectively, as compared to $1,421,250 and $413,365 for the nine months ended September 30, 2020. The decrease in current tax and deferred tax mainly resulted from a lower profit caused by the suspension of certain consulting services due to the outbreak of new Delta variant of COVID-19 in China since April 2021.

Net income

As a result of the above, we generated a net income of $1,296,228 and $3,779,762 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Working Capital

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Cash and cash equivalents	$7,723,941	$3,846,470
Total current assets	8,063,217	7,343,796
Total assets	8,519,675	$7,725,020
Total liabilities	1,589,390	2,153,999
Accumulated deficit	(147,575)	(1,443,803)
Total equity	6,930,285	5,571,021

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
	2021	2020
Net cash generated from operating activities	621,854	4,984,607
Net cash generated from (used in) investing activities	3,279,315	(223,550)
Net cash (used in) generated from financing activities	(60,869)	175,387
Effect of exchange rates on cash	37,171	97,189
Cash and cash equivalents at beginning of period	3,846,470	399,878
Cash and cash equivalents at end of period	$7,723,941	$5,433,511

Cash generated from operating activities

Net cash generated from operating activities for the nine months ended September 30, 2021 was $621,854, as compared to net cash generated from operating activities of $4,984,607 for the nine months ended September 30, 2020, representing a decrease of $4,362,753 or 87.5% as compared with the last period. This decrease of operating cash flows mainly resulted from a combination of the operating activities changes as follows:

Net income was $1,296,228 for the nine months ended September 30, 2021, as compared to $3,779,762 for the nine months ended September 30, 2020. The decrease of net income of $2,483,534 or 65.7% was mainly due to the suspension of certain consulting services from April, 2021 onwards which directly reduced our operating cash inflow, while we incurred more general and administrative expenses due to our business growth which increased our operating cash outflow.

Cash outflow of deferred tax was $319,660 for the nine months ended September 30, 2021, as compared to cash inflow of $421,693 for the nine months ended September 30, 2020. The cash outflow of $319,660 for the nine months ended September 30, 2021 was due to the distribution of dividends by our PRC subsidiary to our Hong Kong subsidiary during the period, while the cash inflow of $421,693 for the nine months ended September 30, 2020 mainly resulted from the recognition of withholding tax arising from the undistributed profits of our PRC subsidiary.

Cash inflow of trade payables was $431,690 for the nine months ended September 30, 2021, as compared to cash outflow of $54,270 for the nine months ended September 30, 2020. The cash inflow of $431,690 for the nine months ended September 30, 2021 was due to the late settlement of the account payables with a service vendor during the period.

Cash outflow of other payables and accrued liabilities was $284,226 for the nine months ended September 30, 2021, as compared to cash inflow of $126,879 for the nine months ended September 30, 2020. The cash outflow of $284,226 for the nine months ended September 30, 2021 was due to the settlement of the accrued audit fee, consultancy fee and professional fee during the period; while the cash inflow of $126,879 for the nine months ended September 30, 2020 mainly resulted from our business growth and due to the accrual of more value-added tax during the period.

Cash outflow of tax payables was $445,713 for the nine months ended September 30, 2021, as compared to cash inflow of $666,354 for the nine months ended September 30, 2020. The cash outflow of $445,713 for the nine months ended September 30, 2021 was due to the suspension of certain consulting services from April, 2021 to August, 2021 and we made a provision for current tax of $675,592 during the period. Such amount was net off with $1,115,659 income tax paid during the period. The cash inflow of $666,354 for the nine months ended September 30, 2020 mainly resulted from our business growth and we made a provision for current tax of $1,421,250 during the period. Such amount was net off with $769,438 income tax paid during the period.

Cash inflow of amount due from a related company was $232,783 for the nine months ended September 30, 2020 because all outstanding amount had been settled by the related company during the period and there was no revenue generated from our related company close to the period ended September 30, 2020. We did not conduct any business with related parties during the nine months ended September 30, 2021, so no amount due from a related party was recorded in the period.

As we have realigned our resources to focus on our KOL Training Coordination business and KOL training services, we expect to generate more cash inflows in the coming years. We will continue to monitor our level of operating expenses in order to maintain a positive cash flow position. Therefore, we do not consider the decrease of net cash generated from operating activities for the nine months ended September 30, 2021 as an identified trend to our operating cash flow.

Cash generated from (used in) investing activities

Net cash generated from investing activities for the nine months ended September 30, 2021 was $3,279,315 as compared $223,550 used in investing activities for the nine months ended September 30, 2020. The net cash generated from investing activities for the nine months ended September 30, 2021 was mainly due to the acquisition of debt products of $2,781,482 and the redemption of debt products of $5,872,017; while the net cash used in investing activities for the nine months ended September 30, 2020 was mainly due to the purchase of property, plant and equipment of $162,001.

Cash (used in) generated from financing activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $60,869, as compared to $175,387 generated from financing activities for the nine months ended September 30, 2020. The net cash used in financing activities for the nine months ended September 30, 2021 was mainly due to the repayment of borrowings of $128,751; while the net cash generated from financing activities for the nine months ended September 30, 2020 was mainly due to the proceed from borrowings of $129,025.

Future Liquidity Needs

We believe that our ability to generate cash from operations are adequate to fund working capital, capital spending and other cash needs for at least the next 12 months. Our ability to generate adequate cash from operations in the future, however, will depend on, among other things, our ability to successfully implement our business strategies while continuing to tightly control our expenses, and to manage the impact of changes to the PRC regulatory environment. We can give no assurance that we will be able to successfully implement those strategies and cost control initiatives, or successfully adjust to any changes to PRC laws and regulations impacting our business. In addition, changes in our operating plans, lower than anticipated sales, increased expenses, interest rate increases, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. We can give no assurance that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial information as of September 30, 2021 and for the three and nine months periods ended September 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10/A for the fiscal year ended December 31, 2020, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements to this Quarterly Report contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. All adjustments contained herein are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the nine months ended September 30, 2021 and 2020, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We did not maintain appropriate cash controls – As of September 30, 2021, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in our bank accounts.

2.	We did not implement appropriate information technology controls – As of September 30, 2021, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2021. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

1.	We plan to formalize and provide training, on certain policies, including cash control.

2.	We plan, as funding permits, to engage a third party consultant to help evaluate and improve the design of appropriate information technology controls.

3.	We plan, as funding permits, to appoint additional personnel with U.S. GAAP and SEC reporting experience to assist with the preparation of our financial reporting.

4.	Prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions, in a timely manner.

Despite the material weaknesses and deficiencies reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Form 10 as filed with the SEC and all of the information included in this report before making an investment decision whether to purchase our common stock. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

We may not be able to prevent or timely detect cyber security breaches and may be subject to data, security and/or system breaches which could adversely affect our business operations and financial conditions.

We rely on information technology networks and systems, including the use of third-party communications systems over the Internet, to process, transmit and store electronic information, and to manage or support our business activities. These information technology networks and systems may be subject to security breaches, hacking, phishing, or spoofing attempts by others to gain unauthorized access to our business information and financial accounts. A cyberattack, unauthorized intrusion, or theft of personal, financial or sensitive business information could have a material adverse effect of on our business operations or our clients’ information, and could harm our operations, reputation and financial situation. In addition, due to an increase in the types of cyberattacks, our employees could be victim to such scams designed to trick victims into transferring sensitive company data or funds, that could compromise and/or disrupt our business operations.

We were a victim of a business email compromise scam (BEC) in September 2021. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. As a result of the BEC scam, we have enhanced BEC awareness within our organization, established additional controls to help detect BEC scams when it occurs, and require additional confirmations for large money transactions. In addition, we seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. While we take every effort to train our employees to be cognizant of these types of attacks and to take appropriate precautions, and have taken actions and implemented controls to protect our systems and information, the level of technological sophistication being used by attackers has increased in recent years, and may be insufficient to protect our systems or information. Any successful cyberattack against us could lead to the loss of significant company funds or result in in potential liability, including litigation or other legal actions against us, or the imposition of penalties, which could cause us to incur significant remedial costs. Further, we cannot ensure that our efforts and measures taken will be sufficient to prevent or mitigate any damage caused by a cybersecurity incident, and our networks and systems may be vulnerable to security breaches, hacking, phishing, spoofing, BEC, employee error or manipulation, or other adverse events.

Due to the evolving nature and increased sophistication of these cybersecurity threats, the potential impact of any future incident cannot be predicted with certainty; however, any such incidents could have a material adverse effect on our results of operations and financial condition, especially if we fail to maintain sufficient insurance coverage to cover liabilities incurred or are unable to recover any funds lost in data, security and/or system breaches, and could result in a material adverse effect on our business and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
31.1	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrepreneur Universe Bright Group

Date: November 19, 2021	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)