Form 10-K
period 2021-12-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2022-04-15
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-56305

ENTREPRENEUR UNIVERSE BRIGHT GROUP

(Exact name of registrant as specified in its charter)

Nevada	90-1734867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road, Xi’an, China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-029-86100263

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2021 was $315,028,870.

As of April 13, 2022, there were 1,701,181,423 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

i

NOTE

Entrepreneur Universe Bright Group, a Nevada corporation (“EUBG” or the “Company”), is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiaries in Hong Kong and in the People’s Republic of China (“PRC” or “China”). Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Unless otherwise mentioned or unless the context requires otherwise, when used in this Annual Report on Form 10-K (the “Annual Report”), the terms “we,” “us,” and “our” refer to EUBG and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiary” refers to Entrepreneurship World Technology Holding Group Company Limited, our wholly-owned subsidiary and a Hong Kong limited company, and “PRC subsidiary” refers to Xi’an Yunchuang Space Information Technology Co., Ltd., f/k/a Entrepreneurship World Consultants Limited, a wholly-foreign owned Chinese subsidiary of HK subsidiary.  EUBG is a holding company for its operating subsidiaries.

We currently do not, and we do not plan to use variable interest entities (“VIE”) to execute our business plan or to conduct our China-based operations. We do not have any contractual arrangements between the holding company, the HK subsidiary, and the PRC subsidiary. EUBG is a Nevada holding company and does not have any substantive operations other than directly or indirectly holding the equity interest in our operating subsidiaries in Hong Kong and China. Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our corporate structure, which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. See “Risk Factors — Risks associated with doing business in China” for detailed discussions.

To the extent you make any investment in our Company, it will be in EUBG, our holding company in Nevada, and not in our operating subsidiaries in Hong Kong or in China. Because substantially all of our operations are conducted in China through our PRC subsidiary, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our PRC operations at any time, which could result in a material change in our operations and/or the value of the Company’s common stock. The Chinese government could also significantly limit or completely hinder our ability to list and/or remain listed on a U.S. or other foreign exchange, and to offer future securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks associated with doing business in China - The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.”

There are significant legal and operational risks associated with being in and conducting a substantial portion of our operations in mainland China. PRC laws and regulations governing our current business operations and corporate structure are sometimes vague and uncertain, and we face the risk that changes in the PRC laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented could have a significant impact upon the business we may be able to conduct in the PRC which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. Furthermore, these risks may significantly limit or completely hinder our ability to offer or continue to offer our securities to investors in the future. See “Risk Factors — Risks associated with doing business in China” for detailed discussions.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. , the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. As confirmed by our PRC legal counsel, King & Wood Mallesons, the business of our PRC subsidiary until now are not subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,” under the Measures for Cybersecurity Review (2021) which became effective on February 15, 2022 and replace the Measures for Cybersecurity Review promulgated on April 13, 2020, on the basis that (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure; and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that we or our PRC subsidiary shall file for a cybersecurity review. We are also not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Draft Regulation”) are enacted as proposed, since we currently do not have over one million users’ personal information and do not collect data that affects or may affect national security and we do not anticipate that we will be collecting over one million users’ personal information or data that affects or may affect national security in the foreseeable future, which we understand might otherwise subject us to the Draft Regulation. In addition, as of the date of this Annual Report, neither we nor our PRC subsidiary has been subject to any anti-monopoly investigation, penalty of litigation initiated by government authorities or third parties. Furthermore, we will continue to monitor for updates of applicable PRC anti-monopoly laws and regulations. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange, and there are no new relevant laws or regulations in effect in the PRC explicitly requiring us to seek approval from the China Securities Regulatory Commission for our registration. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. See “Summary of Risk Factors – Risk Related to Doing Business in the PRC” and “Risk Factors — Risks associated with doing business in China - The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; - Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

As of the date of this filing of the Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Draft Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

According to our PRC legal counsel, King & Wood Mallesons, except as disclosed in the “Risk Factor” section - Risks relating to PRC laws and regulations with respect to foreign exchange”, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to issue the shares of the Company’s common stock to foreign investors. In addition, we and our subsidiaries are not required to obtain permission or approval from the PRC authorities including CSRC or CAC to issue the Company’s common stock to foreign investors, nor have we, or our subsidiaries, applied for or received any denial for the Registration. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. In addition, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded. Although we concluded our subsidiaries are currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless, (x) if we inadvertently conclude that such approvals are not required when they are, (y) if we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future. If our PRC subsidiary is unable to receive or maintain approvals when required for our business or industry under then applicable PRC laws, then such failure could limit or prohibit the ability of our PRC subsidiary to operate in China, and our operations, financial conditions, and the results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless. See “Risk Factors — Risks associated with doing business in China - The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; - Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation;”– The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; – The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in this Annual Report for the years ended December 31, 2021 and 2020, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. The Company’s auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted. See “Risk Factors – Risks associated with doing business in China – The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.”

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiary for its operations and the HK subsidiary is permitted to transfer cash as a loan and/or capital contribution to the PRC subsidiary for capital investment and company operations. For instance, the PRC subsidiary will use the cash for their daily business operations. The PRC subsidiary is the main operating company to earn revenue. Current PRC regulations permit the PRC subsidiary to pay dividends to the HK subsidiary only out of its accumulated profits, if any, and the HK subsidiary is also permitted under the laws of Hong Kong SAR to provide funding to EUBG through dividend distribution without restrictions on the amount of the funds. We have not been notified from any Chinese government authorities of any restriction on foreign exchange which limits our ability to transfer cash between entities, across borders, and to U.S. investors. In addition, we have not been notified from any Chinese government authorities of any restriction which can limit our ability to distribute earnings from our business, including subsidiaries, to the parent company and U.S. investors.

As of the date of this Annual Report, our PRC subsidiary, distributed $4.6 million (net of withholding tax at $517,120 charged at a rate of 10% of the declared dividend) to its holding parent, the HK subsidiary. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $4.6 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operation costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company and its subsidiaries, either the HK subsidiary or the PRC subsidiary.

On September 1, 2021, our PRC subsidiary adopted a written Monetary and Cash Fund Management System (“Cash Management Policy”) for its operations in China. The Cash Management Policy covers cash, bank deposits and other monetary funds owned by the PRC subsidiary. EUBG and HK subsidiary does not have a cash management policy.

v

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This following information specifies certain forward-looking statements of management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms, or the negative of those terms. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including without limitation, those listed in the “Risk Factors” section, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.

The market data and other statistical information contained in this Annual Report are based on our internal estimates of our past experience in the industry, general market data, and public information which was not commissioned by us for this filing.

Readers are cautioned that this Annual Report is not exhaustive of all factors, estimates and assumptions that may apply to or impact our results. Although we have attempted to identify important factors that could cause actual results to differ materially from the forward-looking information and statements contained in this Annual Report, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward-looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward-looking information and statements. The forward-looking information and statements contained herein are presented to assist readers in understanding our expected financial and operating performance and our plans and objectives and may not be appropriate for other purposes. The forward-looking information and statements contained in this Annual Report represents our views and expectations as of the date of this Annual Report unless otherwise indicated. We anticipate that subsequent events and developments may cause its views and expectations to change. However, while we may elect to update such forward-looking information and statements at a future time, it has no current intention of and assumes no obligation for doing so, except to the extent required by applicable law.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report.

PART I

Item 1. Business

History of Our Company

EUBG was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. Since EUBG’s inception, the Company had the following name changes: On March 17, 2003, to Estelle Reyna, Inc.; on September 11, 2003 to Karma Media, Inc.; on July 8, 2005 to Pitboss Entertainment, Inc.; on March 3, 2006 to US Energy Holdings, Inc.; on December 20, 2006 to Lonestar Group Holdings Company; on November 9, 2007 to Guardian Angel Group, Inc.; and on May 18, 2011 to REE International, Inc.; and on March 23, 2020, the Company filed a Certificate of Amendment to the Nevada Secretary of State amending Article I of its Articles of Incorporation changing the Company’s name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

Lonestar Group Holdings Company was a voluntary filer and filed a Form 15 with the Securities and Exchange Commission (“SEC”) on August 20, 2007.

In July 2018, XTC Inc. (“XTC”), one of EUBG’s shareholders, petitioned the Eight Judicial District Court in Clark County, Nevada (the “Court”), for appointment as custodian of the Company. On September 4, 2018, the Court granted XTC custodianship of the Company with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock and authorize new classes of stock (the “Custodianship”).

Since the Form 15 filing on August 20, 2007 and prior to the Custodianship, the Company’s management believes that it was inactive with no business operations. In December 2018, XTC filed a Certificate of Revival for a revival of its charter, effective December 13, 2018, with the Nevada Secretary of State. XTC acted together with MXD Inc. (“MXD”) to revive the Company and to get current. MXD is a private company incorporated in the State of Colorado. As the president of XTC is also the president of MXD, the Company considered that the XTC and MXD are under common control.

XTC and MXD performed the following actions in its capacity as custodian:

●	Funded all expenses of the Company including paying off all outstanding liabilities discovered;

●	Brought the Company back in compliance with the Nevada Secretary of State, resident agent, transfer agent, OTC Markets Group;

●	Brought in and paid for accounting professionals as well as securities counsel.

On December 18, 2018, the Company formed REE International, Inc. Colorado (“REE-CO”). On December 21, 2018, the Company entered into an Agreement for Divestiture of Assets to Subsidiary with REE-CO, where all of the Company’s assets, liabilities, and business were transferred to REE-CO. in exchange for 1,000 shares of REE-CO, and the Company became the parent company of REE-CO. Since then, the Company has no assets, liabilities and business.

On December 28, 2018, the Company entered into a Sale and Purchase Agreement (the “SPA”) with XTC to transfer 1,000 common shares of REE-CO to XTC at nil cash consideration (with XTC assuming all of the obligations and liabilities of REE-CO). Pursuant to the SPA, all the assets and liabilities previously reported in the Company’s financial statements were acquired by XTC and all the continuing obligations assumed were taken up by XTC. Since the closing of the SPA, REE-CO ceased to be a subsidiary of the Company on the same date., and the Company no longer had any assets, liabilities and business.

In consideration of the payments made to revive the Company and get current by the XTC and MXD, the Company issued 1,000,000 shares of Series A Preferred Stock to MXD on December 11, 2018 and issued 50,000 shares of Series B Preferred Stock to XTC on February 27, 2019, respectively.

On March 5, 2019, the total authorized common stock of the Company was increased to 1,800,000,000.

On April 24, 2019, XTC was discharged as custodian of the Company. Prior to the Custodianship and immediately before May 15, 2019, the Company has abandoned all of its business operations.

On May 15, 2019, 1,590,605,141 shares of the common stock was issued to MXD as consideration for its services to revive the Company and get current. On the same date, MXD and XTC agreed to voluntarily retire 1,000,000 Series A Preferred Stock and 50,000 shares of Series B Preferred Stock, respectively (the “Issuance”).

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

On May 20, 2019, and as authorized by the Company’s board of directors, the Company began its current business as a marketing consulting company, as further described in the section entitled “Item 1. Business – Business Overview” below.

Corporate Structure

EUBG is a holding company for its operating subsidiaries. The operations of the Company’s PRC subsidiary, Xi’an Yunchuang Space Information Technology Co., Ltd. (formerly Entrepreneurship World Consultants Limited) in Xi’an, China are the primary operations of EUBG. Our PRC subsidiary is wholly-owned by the Company’s HK subsidiary, Entrepreneurship World Technology Holding Group Company Limited, a Hong Kong limited company. The HK Subsidiary was incorporated by the Company on May 15, 2019 with HK$10,000 as its registered capital as a holding company. The PRC subsidiary was incorporated on October 18, 2019 with HK$1,000,000 as its registered capital. On May 7, 2020, we incorporated Xian Yunchuang Space Information Technology Co., Ltd, BaiYin Branch (formerly Entrepreneurship World Consultants Limited, BaiYin Branch), with RMB900,000 as its registered capital, as an branch office of the PRC subsidiary in Baiyin City, Gansu Province, China.

While the Company’s major shareholders, headquarters, and operations are located in China, EUBG currently does not, and EUBG does not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. EUBG is a Nevada holding company and does not have any substantive operations other than indirectly holding the equity interest in our operating subsidiaries in Hong Kong and China. Therefore, our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our corporate structure, which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless.

We face various legal and operational risks and uncertainties related to being based in and having substantially all of our operations in China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, oversight on cybersecurity and data privacy, as well as the lack of PCAOB inspection on our auditors. Such risks could result in a material change in our operations and/or the value of the Company’s common stock or could significantly limit or completely hinder the Company’s ability to offer or continue to offer Stocks and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Associated with doing business in China — “The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us; — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore, the Company’s susceptibility to such laws is unknown; — The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

The PRC government has significant oversight and discretion over the conduct of our business and may intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. See “Risk Factors — Risks associated with doing business in China — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.” The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.  See “Risk Factors — Risks Associated with doing business in China — The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us."

According to our PRC legal counsel, King & Wood Mallesons, we are currently not required to obtain permission from any of the PRC authorities to issue the Company’s common stock shares to foreign investors. In addition, we, our subsidiaries are not required to obtain permission or approval from the PRC authorities including CSRC or CAC to issue the Company’s common stock to foreign investors, nor have we, or our subsidiaries, applied for or received any denial for the Registration. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities.   In addition, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. If we are wrong with regards to our interpretation of the PRC laws and regulations, if we inadvertently conclude that such approval is not required when it is, or if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of the Company’s securities. It is uncertain when and whether we will be required to obtain permission from China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded. As a result, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry. See “Risk Factors – Risks associated with doing business in China – Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us; – The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; – The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in this Annual Report for the years ended December 31, 2021 and 2020, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. The Company’s auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, the Company’s securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if the Company’s auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted. See “Risk Factors – Risks associated with doing business in China – The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our Company’s investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.”

Our offices are located at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road, Xi’an, China, and our telephone number is +86-029-86100263. We maintain a website at https://www.eubggroup.com/, however, our website or any information contained therein on our website do not constitute a part of this Annual Report.

Summary of Risk Factors

Investing in the common stock of EUBG involves significant risks. You should carefully consider all of the information in this Annual Report before making an investment in the Company’s common stock. Below please find a summary of the principal risks we face, organized under relevant headings. Importantly, this summary does not address all of the risks that we face. These risks are discussed more fully in the section titled “Risk Factors” beginning on page 27 of this Annual Report.

Risks Related to Our Business and Industry

●	We have a limited operating history and are subject to the risks encountered by development-stage companies. See “Risk Factors — Risks Related to Our Business and Industry — We have a limited operating history and are subject to the risks encountered by development-stage companies.”

●	Our historical financial results may not be indicative of our future performance. See “Risk Factors — Risks Related to Our Business and Industry — Our historical financial results may not be indicative of our future performance.

●	If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.”

●	We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results. See “Risk Factors — Risks Related to Our Business and Industry — We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.”

●	Increasing competition within our industries could have an impact on our business prospects. See “Risk Factors — Risks Related to Our Business and Industry — Increasing competition within our industries could have an impact on our business prospects.”

●	Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations. See “Risk Factors — Risks Related to Our Business and Industry — Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations.”

●	If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.”

Risks Related to Doing Business in the PRC

●	The Chinese government may intervene in or influence our operations at any time, or may exert more control over offering conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock we are registering for sale, including potentially making those common stock worthless; The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. See “Risk Factors — Risks Associated with doing business in China — The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.

The uncertainties in the Chinese legal system could materially and adversely affect us. See “Risk Factors — Risks Associated with doing business in China — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.”

●	The PRC legal system is evolving, and the resulting uncertainties could adversely affect us. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us.”

●	A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition. See “Risk Factors — Risks Associated with doing business in China — The A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

●	Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC. See “Risk Factors — Risks Associated with doing business in China — Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.”

●	Changes in the political or economic climate in the PRC may impair our ability to operate profitably, if at all. See “Risk Factors — Risks Associated with doing business in China — Because our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all.”

●	Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations. See “Risk Factors — Risks Associated with doing business in China —Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.”

●	Prior court decisions under the civil law system have limited precedential value. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore our susceptibility to such laws is unknown.

●	Chinese law prohibits or restricts companies belonging to foreign countries from operating some certain businesses. See “Risk Factors — Risks Associated with doing business in China — Chinese law prohibits or restricts companies belonging to foreign countries from operating some certain businesses.”

●	We may be liable for improper collection, use or appropriation of personal information provided by our customers. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers.”

●	We may be subject to various internet-related laws to which uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation. See “Risk Factors — Risks Associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

●	The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law. See “Risk Factors — Risks Associated with doing business in China — The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

●	PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably. See “Risk Factors — Risks Associated with doing business in China — PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.”

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income. See “Risk Factors — Risks Associated with doing business in China — Under the PRC Enterprise Income Tax Law, or the EIT Law, our PRC subsidiary may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.”

●	Uncertainties under the EIT Law relating to the withholding tax liabilities may of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. See “Risk Factors — Risks Associated with doing business in China — There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.”

●	Restrictions placed on offshore holding companies and currency exchange may limit our ability to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business. See “Risk Factors — Risks Associated with doing business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

●	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment. See “Risk Factors — Risks Associated with doing business in China — Government control in currency conversion may adversely affect our financial condition, our ability to remit dividends, and the value of your investment.”

●	If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation. See “Risk Factors — Risks Associated with doing business in China — If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.”

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management named in the Amendment based on foreign laws. See “Risk Factors — Risks Associated with doing business in China — You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this registration statement based on foreign laws.

●	The audit report included in this Registration and its Amendments was prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection, and the Company’s common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect the Company’s auditors. See “Risk Factors — Risks Associated with doing business in China — The audit report included in this Amendment is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, the Company’s investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.”.

Risks Related to the Market for the Company’s Common Stock

●	Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval.”

●	An active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Since the Company’s common stock is traded on the OTC Pink Sheets, an active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile.”

●	We may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The Company’s Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock.”

●	There is a limited public market for the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited public market for the Company’s common stock.”

●	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.”

●	The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors.

●	We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell.”

●	Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

●	There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment. .” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.

Cash Transfer within our Organization

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiary for its operations and the HK subsidiary is permitted to transfer cash as a loan and/or capital contribution to the PRC subsidiary for capital investment and company operations. For instance, the PRC subsidiary will use the cash to pay for their daily business operations. The PRC subsidiary in China is the main operating company to earn revenue.

Current investments in Chinese companies, which are governed by the Foreign Investment Law, and the dividends and distributions from our PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China are subject to restrictions. The principal regulations governing the distribution of dividends paid by WFOEs include the Company Law of PRC, and the Foreign Investment Law. According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. Under these regulations, our PRC subsidiary in China may pay dividends only out of its accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary in China is required to set aside at least 10% of its after-tax profits based on PRC accounting standards each year to its general reserves until its cumulative total reserve funds reach 50% of its registered capital. These reserve funds, however, may not be distributed as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. In contrast, there is presently no foreign exchange control or restrictions on capital flows into and out of Hong Kong. Hence, our Hong Kong subsidiary is able to transfer cash without any limitation to the United States under normal circumstances.

Renminbi, or RMB, is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use their potential future RMB revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of our PRC subsidiary to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends and trade- and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our PRC subsidiary. Currently, our PRC subsidiary may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (SAFE) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See the risk factors discussed in the “Risk Factors” section of this Annual Report for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if the PRC subsidiary incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary.

We have not been notified from any Chinese government authorities of any restriction on foreign exchange which limits our ability to transfer cash between entities, across borders, and to U.S. investors. In addition, we have not been notified from any Chinese government authorities of any restriction which can limit our ability to distribute earnings from our business, including subsidiaries, to the parent company and U.S. investors.

In February 2021, our PRC subsidiary distributed $4.6 million (net of withholding tax at $517,120 charged at a rate of 10% of the declared dividend) to its holding parent, the HK subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends from our PRC subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends from our Hong Kong subsidiary to its US parent holding company. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfer to the other. We intend to keep any future earnings to finance the expansion of our business to our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $4.6 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operation costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among our EUBG, our Nevada holding company and its subsidiaries, either the HK subsidiary or the PRC subsidiary. For more details for the withholding tax paid, see our audited consolidated financial statement for the year ended December 31, 2021.

Business Overview

EUBG is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiary in China. Our current principal business activities are providing consulting services and sourcing and marketing services in China through our PRC subsidiary with support from our HK subsidiary. Our PRC subsidiary provides services aimed at connecting businesses with e-commerce platforms.

Our integrated service platform focuses on strategic marketing and consulting, which include digital marketing consulting and KOL Training Related Services. The establishment of our platform is to serve the digital marketing strategy needs of the start-up business companies and small-size companies. Our PRC subsidiary offers our digital marketing on e-commerce solution plan to these companies in order for them to provide products to their customers. Our mission is to help start-up companies and small-size companies and guide these companies’ founders in utilizing our digital marketing consulting plan to reach their business goals. Our marketing consultation on e-commerce solution plan aim to bring online traffic and attention from the markets for our customers to conduct their e-commerce and build their brands. Our customers are mainly private companies which need digital marketing services for branding or engaging in e-commerce. Our KOL Training Related Services aims to help our customers become a certified livestream sales talents as the market demand for livestream salespersons continues to grow with the changing retail and E-Commerce environment and the arrival of 5G era.

As of the date of this filing, we had twenty-eight (28) full-time employees. Full-time positions include CEO, CFO, President, V.P., Product Department, Sales Department, Customers Services Department, Administrative staffs, and Financial department. We anticipate adding approximately five additional employees in 2022 to our Customer Services Department and Sales and Marketing Department.

Except for the seven (7) trademarks owned by the PRC subsidiary, we do not own or control any intellectual property rights, such as patents, franchise or concessions, except the trademarks owned by the PRC Subsidiary.

We do not need any government approvals of principal services.

Our main service is marketing consultancy, which includes digital marketing consulting and KOL (Key Opinion Leaders) Training Related Services.

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

Currently, our PRC subsidiary provides substantially all of our marketing consulting services in conjunction with an e-commerce mobile application (“APP”) namely “Chuangyetianxia”. Chuangyetianxia is developed by our related company (as described below in the Transactions with Related Parties), Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”), a limited liability company established in the Peoples’ Republic of China (“PRC” or “China”).

Chuangyetianxia is an APP platform (“Platform”) which offers a range of capabilities that connects sellers with buyers, for example wholesale companies and the end customers. It offers users an interface to the supplier’s services/product catalogues.

Through our PRC subsidiary’s prior working relationship with Xi’an CNT and our extensive experience with the Platform, we are able to provide our customers with customized service and seamless integration of our customers’ APP to the Platform and assisting them in achieving a specific business objective (e.g. end customer placed an order to buy a product or enroll a course). We are entitled to a fixed rate on revenue generated by our client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

In addition, our PRC subsidiary also provides agency-based sourcing and digital marketing services to connect marketplace operators and merchants. Agency-based sourcing services represents product procurement on behalf of the Platform. We recognize revenues from agency-based sourcing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants. Digital marketing services are provided to the Platform to promote designated products or services through social medial influencers engaged by us. We are entitled to a fixed rate on the revenue generated by the Platform that are related to the designated products or services.

For the years ended December 31, 2021 and 2020, we derived services revenues of $4,152,617 and $8,592,970, respectively, through the APP platform, represented 73.7% and 93.5% of our total revenue.

In the future, our PRC subsidiary plans to expand our marketing consulting services to include, but is not limited to: Diagnosing marketing strategy options, assisting in establishing complete marketing system, positioning branding, branding image design and broadcasting, online and off-line sales channel setup, products development plans, marketing model setup, choosing e-commerce platform, proposing digital marketing projects, enhancing e-commerce traffic, and acting as sales agent for our clients, and business marketing training (marketing strategy, sales techniques, customer services, management knowledges, e-commerce traffic generating, and KOL training etc.)

For the years ended December 31, 2021 and 2020, we generated $4,376,237 and $8,881,715, respectively, from the provision of Digital Consultation Services, represented 77.6% and 96.7% of our total revenue.

B.	KOL (Key Opinion Leaders) Training Related Services

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

Chinese users behave differently when it comes to taking advice. Instead of depending on search engines, Chinese users value advice from sources such as their peers, friends, bloggers and celebrities also known as KOL (Key Opinion Leaders). Much like influencers in the Western world, KOLs are very crucial in the overall digital marketing approach in China. An industry of “wang-hong incubators” or “KOL academies” is thriving to meet the flood of KOL aspirants. Currently, our PRC subsidiary cooperates with third party live-broadcasting training agencies to coordinate, recruit and enroll KOL students in various training programs in professional anchor quality. Such programs are able to qualify the trainees to obtain anchor licenses/permits before they broadcast on the internet.

Currently, our PRC subsidiary provides digital training related services to clients who are interested to conduct live-broadcasting business through social medias. We require the clients to pay a pre-established fee in exchange for the services. Revenues are recognized when promised services (e.g. preliminary consulting work, setting up of an e-learning account and delivery of learning materials) are delivered to the clients.

In addition, our PRC subsidiary also cooperates with third party live-broadcasting training agencies to coordinate, recruit and enroll KOL students in various training programs in professional anchor quality. Such programs are able to qualify the trainees to obtain anchor licenses/permits before they broadcast on the internet. In this business, the third party live-broadcasting training agencies take the primarily responsibilities for providing the training programs to the KOL students. Our services are to these live-broadcasting training agencies, which include but not limit to, recruiting and enrolling KOL students and coordinating the schedule of training course teachers on behalf of the live-broadcasting training agencies. Our PRC subsidiary generated consultancy services income directly from the live-broadcasting agencies based on the number of successful enrolled KOL students recruited by us.

The future plan of our KOL Training Related Services will include: Individual KOL training – providing training sites, positioning KOLs individually according to their personality and appearance, languages and body languages training, one-on-one contents operation training, IP packaging, and their channel operation supporting. We also work with our clients to provide the training classes in training their own potential KOL candidates.

For the years ended December 31, 2021 and 2020, we generated $1,261,159 and $305,308, respectively, from the KOL Training Related Services, represented 22.4% and 3.3% of our total revenue.

Recent Development

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. Jade Bird is an authorized licensee of CNPTTN. For the years ended December 31, 2021 and 2020, the digital training related services with Jade Bird represented 20.9% and 0% of our total revenue, or $1,176,515 and $0, respectively.

Our Strategy

We, through our PRC subsidiary, has extensive experience with the “Chuangyetianxia” Platform that allow us to provide marketing consulting services to our customers leveraging the Platform to quickly increase customer traffic to our client’s products and services. We consider Xi’an CNT a related party as it is substantially owned and controlled by the wife and relatives of Mr. Tao Guolin, our chairman, executive officer and majority shareholder.

We also cooperate with third party live-broadcasting training agencies to coordinate, recruit and enroll KOL students in various training programs in professional anchor quality.

Our business objective is to generate revenues based on providing our digital marketing consultation and to maintain and grow ultimate user group for our clients.

Our target market is the start-up and small-size companies mainly situation in China which needs to upgrade their traditional marketing plan to digital marketing and establishing their brand names and exploit products market in the digital world and specified target audiences.

We seek to leverage our marketing management’s experience to expand our consumer base, starting with start-ups and small-size corporate clients. Our customers are from different market sectors including but not limited to online education, biotechnology, health care products, and agriculture technology products.

Potential competitors

Our China subsidiary is operating in a highly competitive consulting market, from both existing competitors and new market entrants. Our main competitors include: Soplan (索象), Han-Consulting (汉哲), Osens (欧赛斯)，Bayii (倍壹), Huayuhua (华与华)，SEMTIME, and Caina (采纳).

However, to our knowledge, none of these consulting companies are providing the services that integrates customers’ APPS to other APP platform likes we do. We provide our marketing consultation services to our customers by introducing and assisting them with integrating their APPs with and into the Chuangyetianxia. We leverage Chuangyetianxia Platform and active users to save the time and efforts of our customers to build up their own users base. Our customers are able to attract traffic to their APPs by simply applying and adapting to Chuangyetianxia Platform. In addition, Xi’an CNT is able to generate more traffic from the existing users of our customers. This model that we created is a win-win solution for our customers and to Xi’an CNT.

Those competitors are not using the methods to connect different APPs together to bring cross-traffics to each other’s platforms. Though we believe that we are the pioneer in using this strategy, these competitors may adopt the same method for their clients.

Our Challenges with Having Operations in China

Entrepreneur Universe Bright Group is a Nevada holding company that conducts substantially all of its operations and business in China through its PRC subsidiary. Such structure involves unique risks to investors in the Company’s common stock. For a detailed description of the risk, see “Risk Factors”, including the risks described under the subsections headed “Risks Related to Our Business and Industry”, “Risks associated with doing business in China” and “Risks Related to the Market for the Company’s Common Stock”. In particular, as we are a China-based company incorporated in Nevada, we face various legal and operational risks and uncertainties related to being based in and having substantially all of our operations in China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, oversight on cybersecurity and data privacy, as well as the lack of PCAOB inspection on our auditors. Such risks could result in a material change in our operations and/or the value of the Company’s common stock or could significantly limit or completely hinder our ability to offer or continue to offer the Company’s common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government also has significant oversight and discretion over the conduct of our business and our operations may be affected by evolving regulatory policies as a result. The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. These risks could result in a material change in our operations and the value of the Company’s common stock, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. You should pay special attention to the subsection headed “Risks associated with doing business in China” below.

Key Factors that Affect Operating Results

We believe the following key factors may affect our financial condition and results of operations:

Our success depends on our ability to acquire clients effectively

Our ability to increase our revenue largely depends on our ability to attract and engage potential clients. Our sales and marketing efforts include those related to client acquisition and retention, and general marketing. We intend to continue to dedicate significant resources to our sales and marketing efforts and constantly seek to improve the effectiveness of these efforts to grow our revenues.

Our client acquisition channels primarily include our sales and marketing campaigns and existing client referrals. In order to acquire clients, we have made significant efforts in building mutually beneficial long-term relationships with local government and local business associations. In addition, we also market our services through the influence of our founder and CEO, Mr. Guolin Tao, who is a well-known entrepreneur in China. If any of our current client acquisition channels becomes less effective, or if we are unable to continue to use any of these channels, we may not be able to attract new clients in a cost-effective manner or convert potential clients into active clients and may even lose our existing clients to our competitors. To the extent that our current client acquisition and retention efforts becomes less effective, our service revenue may be significantly impacted, which would have a significant adverse effect on our revenues, financial condition and results of operations.

Our operations for the years ended December 31, 2021 and 2020 depends on three major customers

For the year ended December 31, 2021, the customers for our PRC subsidiary that constitutes a greater-than ten percent (10%) contribution to net revenues are Beijing Borui Siyuan Network Technology Co., Ltd. (26%), Shangxi Dachun Culture Communication Ltd. (18%), and Beijing Energy Time Education Technology Co., Ltd. (13%) which all are conducting online education business.

For the year ended December 31, 2020, the customers for our PRC subsidiary that constitutes a greater-than ten percent (10%) contribution to net revenues are Beijing Borui Siyuan Network Technology Co., Ltd. (54%) and Shangxi Dachun Culture Communication Ltd (17%).

Based on the service agreement with these customers, we assist our customer in launching their products into the Platform and providing operation support services to them. Our service fee is determined at a mutually agreed rate by reference to the monthly sales of our customers’ products. Our customers are required to settle the service fee in accordance with the predetermined settlement period (e.g. weekly or monthly) in the agreement. The duration of these service agreements are normally 1-3 years. No renewal term is included in the agreement as this will be determined by our management on a case-by-case basis.

Our PRC subsidiary is currently in the process of diversifying our customers to attract more customers other than doing online education business. There is a risk to our revenue in case these two major customers decided to terminate the services with us which will significantly harm our business.

A severe or prolonged slowdown in the global or Chinese economy could materially and adversely affect our business and our financial condition.

The rapid growth of the Chinese economy has slowed down since 2012 and such slowdown may continue in the future. There is considerable uncertainty over the trade conflicts between the United States and China and the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China; the withdrawal of these expansionary monetary and fiscal policies could lead to a contraction. There continue to be concerns over unrest and terrorist threats in the Middle East, Europe, and Africa, which have resulted in volatility in oil and other markets. There are also concerns about the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. The eruption of armed conflict could adversely affect global or Chinese discretionary spending, either of which could have a material and adverse effect on our business, results of operation in financial condition. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy would likely materially and adversely affect our business, results of operations and financial condition. In addition, continued turbulence in the international markets may adversely affect our ability to access capital markets to meet liquidity needs.

Our services depend on our ability to retain our cooperation with Xi’an CNT

A significant portion of our PRC subsidiary’s revenues are generated from our PRC subsidiary’s marketing consulting services that relies on an e-commerce APP known as “Chuangyetianxia”. The APP is developed by our related company, Xi’an CNT, which offers a range of capabilities that connects sellers with buyers, for example wholesale companies and the end customers. It offers users an interface to the supplier’s services/product catalogues.

Through our PRC subsidiary’s prior working relationship with Xi’an CNT and our extensive experience with the Platform, we are able to provide our customers with customized service and seamless integration of our customers’ APP to the Platform and assisting them in connecting with the Platform and assisting them in achieving a specific business objective (e.g. end customer placed an order to buy a product or enroll a course). We are entitled to a fixed rate on revenue generated by our client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

In addition, we, through our PRC subsidiary, also provide agency-based sourcing and digital marketing services to connect marketplace operators and merchants. Agency-based sourcing services represents product procurement on behalf of the Platform. We recognize revenues from agency-based sourcing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants. Digital marketing services are provided to the Platform to promote designated products or services through social medial influencers engaged by us. We are entitled to a fixed rate on the revenue generated by the Platform that are related to the designated products or services.

For the years ended December 31, 2021 and 2020, we derived services revenues of $4,152,617 and $8,592,970, respectively, through the APP, represented 73.7% and 93.5% of our total revenue. In case Xi’an CNT suspends the Platform, or the normal operation of the Platform is disrupted, or our customers are denied access to the Platform, our revenue will be significantly affected.

The impact from COVID-19 could materially and adversely affect our business and our financial condition.

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

As of December 31, 2021, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of the Company’s revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first quarter of 2022. Due to the government measures taken to contain COVID-19, the offline activities of the Company’s PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for the Company’s consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of the Company’s customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xian city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. This affected both the Company’s digital marketing consulting services and our KOL Training Related Services.

Holding Company Structure

Entrepreneur Universe Bright Group is a Nevada holding corporation and we conduct substantially all of our operations through our Hong Kong and PRC subsidiary. As a result, our ability to pay dividends and to service any debt we may incur overseas largely depends upon dividends paid by our PRC subsidiary. If our PRC subsidiary incurs debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.

In addition, our PRC subsidiary is permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with the Accounting Standards for Business Enterprise as promulgated by the Ministry of Finance of the PRC, or the PRC GAAP. The aggregate distributable retained earnings for our PRC subsidiary as determined under the Accounting Standards for Business Enterprise were RMB24 million and RMB42 million as of December 31, 2021 and 2020, respectively. Pursuant to the laws and regulations applicable to China’s foreign investment enterprises, our subsidiary that is foreign investment enterprise in the PRC has to make appropriation from their after-tax profit, as determined under PRC GAAP, to reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The appropriation to the general reserve fund must be at least 10% of the after-tax profits calculated in accordance with PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of our subsidiary. As of the date of this Annual Report, our PRC subsidiary has contributed 50% of the registered capital to general reserve fund. Appropriation to the other two reserve funds are at our subsidiary’s discretion. Our PRC subsidiaries did not make any contributions to the enterprise expansion fund or the staff and bonus welfare fund during each period presented. The restricted amounts of our PRC subsidiary totaled RMB457,499 (US$65,911) as of December 31, 2021 and 2020, respectively. See “Governmental Regulation in relation to Company’s business - Regulations related to Dividend Distribution”.

In February 2021, our PRC subsidiary, distributed USD4.6 million (net of withhold tax at USD517,120 charged at a rate of 10% of the declared dividend) to its holding parent Hong Kong subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends for our China subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends for our Hong Kong subsidiary to its US parent holding company.

Recent Regulatory Developments

Draft Cybersecurity Measures

On December 28, 2021, the Cyberspace Administration of China published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022 and replace the current Measures for Cybersecurity Review promulgated on April 13, 2020. The Measures for Cybersecurity Review (2021) specifies that the procurement of network products and services by operator of critical information infrastructure and the activities of data process carried out by Internet platform operator that raise or may raise “national security” concerns are subject to strict cyber security review by Cybersecurity Review Office established by the CAC. Before a critical information infrastructure operator purchases internet products and services, it should assess the potential risk of national security that may be caused by the use of such products and services. If such use of products and services may give raise to national security concerns, it should apply for a cyber security review by the Cybersecurity Review Office and a report of analysis of the potential effect on national security shall be submitted when the application is made. In addition, Internet platform operators that possess the personal data of over one million users must apply for a review by the Cybersecurity Review Office, if they plan to list their companies in foreign countries. The CAC may voluntarily conduct cyber security review if any network products and services and activities of data process affects or may affect national security. It may take approximately 70 business days in maximum for the general cybersecurity review upon the delivery of their applications, which may be subject to extensions for a special review. We will not be subject to cybersecurity review with the CAC under the Measures for Cybersecurity Review (2021), on the basis that (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure.

In addition, on November 14, 2021, the Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》 ) (the “Draft Regulation”) was proposed by the CAC for public comments until December 13, 2021. The Draft Regulation stipulates that data processors which process the personal information of at least one million users must apply for a cybersecurity review if they plan to list their companies in foreign countries, and the Draft Regulation further require the data processors that carry out the following activities to apply for cybersecurity review in accordance with the relevant laws and regulations: (i) the merger, reorganization or division of internet platform operators that have gathered a large number of data resources related to national security, economic development and public interests affects or may affect national security; (ii) the listing of the data processor in Hong Kong affects or may affect the national security; and (iii) other data processing activities that affect or may affect national security. Any failure to comply with such requirements may subject us to, among others, suspension of services, fines, revoking relevant business permits or business licenses and penalties. As advised by our PRC legal counsel, since the CAC is still seeking comments on the Draft Regulation from the public as of the date of the Annual Report, the Draft Regulation (especially its operative provisions) and its anticipated adoption or effective date are subject to further changes with substantial uncertainty.

As the Measures for Cybersecurity Review (2021) and the Draft Regulation are newly published, the exact scope of “critical information infrastructure operators” and “data processing operators” under the draft measures and the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. Currently, the Measures for Cybersecurity Review (2021) and the Draft Regulation have not materially affected our business and operations, but in anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, our PRC subsidiary faces potential risks if we are deemed as a critical information infrastructure operator or data processing operator under the PRC cybersecurity laws and regulations. In such case, we must fulfill certain obligations as required under the PRC cybersecurity laws and regulations, including, among others, storing personal information and other important data collected and produced within the PRC territory as part of our operations in China (as we currently do in our operations), and we may be subject to lengthy cybersecurity review and other enhanced regulatory requirements when purchasing internet products and services or conducting data processing activities. We may face challenges in addressing such enhanced regulatory requirements and make necessary changes to our internal policies and practices in data privacy and cybersecurity matters. See “Risk Factors — Risks Related to Our Business and Industry — We may be liable for improper collection, use or appropriation of personal information provided by our customers” and “Risk Factors — Risks associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to our online platform business operation.”

As of the date of this filing of the Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyberspace Administration of China based on the draft measures, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. As of the date of this Annual Report, recent regulatory actions by China’s government related to data security or anti-monopoly have not materially impacted our ability to conduct our business, accept foreign investments or list on a U.S. or other foreign exchanges. Based on existing PRC laws and regulations, as advised by our PRC legal counsel, neither we nor our subsidiaries are currently subject to any pre-approval requirement from the CAC to operate our business or conduct this registration, subject to PRC government’s interpretation and implementation of the Measures for Cybersecurity Review (2021) and the Draft Regulation after it takes effect. However, we cannot assure you that relevant PRC government agencies, including the CAC, would reach the same conclusion as we do or as advised by our PRC legal counsel.

Licenses, Permits and Government Regulations

PRC Legal System

The PRC legal system is a civil law system based on the PRC Constitution and is made up of written laws, regulations and directives. Unlike in the US where the law built partly upon decisions of common law cases, court cases in the PRC do not constitute binding precedents. The governmental directives are organized in the following hierarchy.

The National People’s Congress of the PRC (“NPC”) and the Standing Committee of the NPC are empowered by the PRC Constitution to exercise the legislative power of the state. The NPC has the power to amend the PRC Constitution and to enact and amend primary laws governing the state organs and civil and criminal matters. The Standing Committee of the NPC is empowered to interpret, enact and amend laws other than those required to be enacted by the NPC.

The State Council of the PRC is the highest organ of state administration and has the power to enact administrative rules and regulations. Ministries and commissions under the State Council of the PRC are also vested with the power to issue orders, directives and regulations within the jurisdiction of their respective departments. Administrative rules, regulations, directives and orders promulgated by the State Council and its ministries and commissions must not be in conflict with the PRC Constitution or the national laws and, in the event that any conflict arises, the Standing Committee of the NPC has the power to annul such administrative rules, regulations, directives and orders.

At the regional level, the people’s congresses of provinces and municipalities and their standing committees may enact local rules and regulations and the people’s government may promulgate administrative rules and directives applicable to their own administrative area. These local laws and regulations may not be in conflict with the PRC Constitution, any national laws or any administrative rules and regulations promulgated by the State Council.

Rules, regulations or directives may be enacted or issued at the provincial or municipal level or by the State Council of the PRC or its ministries and commissions in the first instance for experimental purposes. After sufficient experience has been gained, the State Council may submit legislative proposals to be considered by the NPC or the Standing Committee of the NPC for enactment at the national level.

Governmental Regulations in Relation to our Businesses

This section set forth a summary of the principal PRC laws and regulations relevant to our business and operations in China.

Regulations Related to Foreign Investment

Guidance Catalogue of Industries for Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Guidance Catalog, which was promulgated and is amended from time to time by Ministry of Commerce, or MOFCOM, and the National Development and Reform Commission, or NDRC. The Guidance Catalog lays out the basic framework for foreign investment in China, classifying businesses into three categories with regard to foreign investment: “encourage,” “restricted” and “prohibited.” Industries not listed in the catalog are generally deemed as falling into a fourth category “permitted” unless specifically restricted by other PRC laws.

In addition, in June 2018 the MOFCOM and the NDRC promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, which became effective on July 28, 2018 and was further updated on June 30, 2019 and June 23, 2020.

Foreign Investment Law

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law of the PRC, the Sino-foreign Cooperative Joint Venture Enterprise Law of the PRC and the Wholly Foreign-invested Enterprise Law of the PRC, together with their implementation rules and ancillary regulations. The organization form, organization and activities of foreign-invested enterprises shall be governed, among others, by the PRC Company Law and the PRC Partnership Enterprise Law. Foreign-invested enterprises established before the implementation of the Foreign Investment Law may retain the original business organization and so on within five years after the implementation of this Law.

The Foreign Investment Law is formulated to further expand opening-up, vigorously promote foreign investment and protect the legitimate rights and interests of foreign investors. According to the Foreign Investment Law, foreign investments are entitled to pre-entry national treatment and are subject to negative list management system. The pre-entry national treatment means that the treatment given to foreign investors and their investments at the stage of investment access shall not be less favorable than that of domestic investors and their investments. The negative list management system means that the state implements special administrative measures for access of foreign investment in specific fields.

Foreign investors’ investment, earnings and other legitimate rights and interests within the territory of China shall be protected in accordance with the law, and all national policies on supporting the development of enterprises shall equally apply to foreign-invested enterprises. Among others, the state guarantees that foreign-invested enterprises participate in the formulation of standards in an equal manner and that foreign-invested enterprises participate in government procurement activities through fair competition in accordance with the law. Further, the state shall not expropriate any foreign investment except under special circumstances. In special circumstances, the state may levy or expropriate the investment of foreign investors in accordance with the law for the needs of the public interest. The expropriation and requisition shall be conducted in accordance with legal procedures and timely and reasonable compensation shall be given. In carrying out business activities, foreign-invested enterprises shall comply with relevant provisions on labor protection.

The Implementation Regulations of Foreign Investment Law of the PRC, adopted by the State Council on December 26, 2019 and came into effect on January 1, 2020, provides implementing measures and detailed rules to ensure the effective implementation of the Foreign Investment Law.

Regulations Related to Mobile Internet Applications Information Services

Mobile Internet applications and application stores are specifically regulated by the Administrative Provisions on Mobile Internet Applications Information Services, or the App Provisions, which were promulgated by the Cyberspace Administration of China, or the CAC, on June 28, 2016, and became effective on August 1, 2016. Pursuant to the App Provisions, application information service providers shall obtain the relevant qualifications prescribed by laws and regulations, strictly implement their information security management responsibilities and carry out certain duties, including establishing and completing user information security protection mechanism and information content inspection and management mechanisms, protect users’ right to know and to choose in the process of usage, and to record and preserve users’ daily usage information for at least 60 days. Furthermore, internet application store service providers and internet application information service providers shall sign service agreements to determinate both sides’ rights and obligations.

In addition, on December 16, 2016, the MIIT promulgated the Interim Measures on the Administration of Pre-Installation and Distribution of Applications for Mobile Smart Terminals, or the App Interim Measures, which took effect on July 1, 2017. The App Interim Measures requires, among others, that internet information service providers must ensure that a mobile application, as well as its ancillary resource files, configuration files and user data can be uninstalled by a user on a convenient basis, unless it is a basic function software, which refers to a software that supports the normal functioning of hardware and operating system of a mobile smart device.

Neither the App Provisions nor the App Interim Measures, however, has further clarified the scope of “information services,” neither do they specify what “relevant qualification(s)” that an app owner/operator must obtain. In practice, operational activities of a company conducted through an app is currently subject to the supervisions of local departments of the Information Communications Administration, and often, the local departments differentiate the operational activities conducted through websites and through apps.

As of date of the Annual Report, we have not received any inquiry or notice from the PRC government concerning our compliance of such regulations. However, there can be no assurance that the PRC government will ultimately take a view that is consistent with ours.

Regulations Related to Online Transmission of Audio-Visual Programs

On April 13, 2005, the State Council promulgated the Certain Decisions on the Entry of the Non-state-owned Capital into the Cultural Industry. On July 6, 2005, five PRC governmental authorities, including the Ministry of Culture, or the MOC, the State Administration of Radio, Film and Television, or the SARFT (the predecessor of the National Radio and Television Administration, or NRTA), the General Administration of Press and Publication, or the GAPP, the China Securities Regulatory Commission, or the CSRC and the MOFCOM, jointly adopted the Several Opinions on Canvassing Foreign Investment into the Cultural Sector. Under these provisions, non-state owned capital and foreign investors are prohibited from engaging in the business of distributing audio-visual programs through information networks.

To further regulate the provision of audio-visual program services to the public via the internet, including through mobile networks, within the territory of the PRC, the SARFT and the MIIT jointly promulgated the Administrative Provisions on Internet Audio-Visual Program Service, or the Audio-Visual Program Provisions, on December 20, 2007, which took effect on January 31, 2008 and subsequently amended on August 28, 2015. Pursuant to the Audio-Visual Program Provisions, Internet audio-visual program services refer to activities of making, redacting and integrating audio-visual programs, providing them to the general public via the Internet, and providing platforms for uploading and spreading audio-visual programs. Providers of internet audio-visual program services are required to obtain the Audio-Visual License issued by SARFT, or complete certain registration procedures with SARFT. In general, providers of internet audio-visual program services must be either state-owned or state-controlled entities, and the business to be carried out by such providers must satisfy the overall planning and guidance catalog for internet audio-visual program service determined by SARFT. Our subsidiaries is neither state-owned nor state-controlled, therefore it is unlikely that it will be able to obtain the Audio-Visual License if required to do so. Whoever engages in Internet audio-visual program service without the license or registration, the competent authorities shall give it/him an admonition and order it/him to correct, and may impose a fine of not more than RMB30,000 (approximately US$4,348); if the circumstances are serious, a punishment shall be imposed in accordance with the provision of Article 47 of the Radio and Television Administration Regulation.

On May 21, 2008, SARFT issued a Notice on Relevant Issues Concerning Application and Approval of License for the Online Transmission of Audio-Visual Programs, as amended on August 28, 2015, which further set out detailed provisions concerning the application and approval process regarding the Audio-Visual License. Further, on March 31, 2009, SARFT promulgated the Notice on Strengthening the Administration of the Content of Internet Audio-Visual Programs, which reiterates the pre-approval requirements for the audio-visual programs transmitted via the internet, including through mobile networks, where applicable, and prohibits certain types of internet audio-visual programs containing violence, pornography, gambling, terrorism, superstition or other similarly prohibited elements.

On March 17, 2010, the SARFT issued the Internet Audio-visual Program Services Categories (Provisional), or the Provisional Categories, as amended on March 10, 2017. According to the Provisional Categories, there are four categories of internet audio-visual program services which are further divided into seventeen sub-categories. The third sub-category to the second category covers the making and editing of certain specialized audio-visual programs concerning, among other things, finance and educational content, and broadcasting such content to the general public online. However, there are still significant uncertainties relating to the interpretation and implementation of the Audio-Visual Program Provisions, in particular, the scope of “internet audio-visual programs”.

In addition, the Notice concerning Strengthening the Administration of the Streaming Service of Online Audio-Visual Programs promulgated by the State Administration of Press and Publication Radio, Film and Television, or the SAPPRFT (the predecessor of NRTA) on September 2, 2016 emphasizes that, unless a specific license is granted, audio-visual programs service provider is forbidden from engaging in live streaming on major political, military, economic, social, cultural and sports events. On November 4, 2016, the State Internet Information Office promulgated the Administrative Provisions on Internet Live-Streaming Services, or Internet Live-Streaming Services Provisions, which came into effect on December 1, 2016. According to the Internet Live-Streaming Services Provisions, an internet live-streaming service provider shall (a) establish a live-streaming content review platform; (b) conduct authentication registration of internet live-streaming issuers based on their identity certificates, business licenses and organization code certificates; and (c) enter into a service agreement with internet live-streaming services user to specify both parties’ rights and obligations.

On March 16, 2018, the SAPPRFT issued the Notice on Further Regulating the Transmission Order of Internet Audio-Visual Programs, which requires that, among others, audio-visual platforms shall: (i) not produce or transmit programs intended to parody or denigrate classic works, (ii) not re-edit, re-dub, re-caption or otherwise.

As of date of the Annual Report, we have not received any inquiry or notice from the PRC government concerning our compliance of such regulations. However, there can be no assurance that the PRC government will ultimately take a view that is consistent with ours.

Regulation on Information Protection on Networks

On December 28, 2012, SCNPC issued Decision of the Standing Committee of the National People’s Congress on Strengthening Information Protection on Networks, pursuant to which network service providers and other enterprises and institutions shall, when gathering and using electronic personal information of citizens in business activities, publish their collection and use rules and adhere to the principles of legality, rationality and necessarily, explicitly state the purposes, manners and scopes of collecting and using information, and obtain the consent of those from whom information is collected, and shall not collect and use information in violation of laws and regulations and the agreement between both sides; and the network service providers and other enterprises and institutions and their personnel must strictly keep such information confidential and may not divulge, alter, damage, sell, or illegally provide others with such information.

On July 16, 2013, the Ministry of Industry and Information Technology, or the MIIT, issued the Provisions on the Protection of Personal Information of Telecommunication and Internet User, which was effective as of September 1, 2013. The requirements under this order are stricter and wider compared to the above decision issued by the National People’s Congress. According to the provisions, if a network service provider wishes to collect or use personal information, it may do so only if such collection is necessary for the services it provides. Furthermore, it must disclose to its users the purpose, method and scope of any such collection or usage, and must obtain consent from the users whose information is being collected or used. Network service providers are also required to establish and publish their protocols relating to personal information collection or usage, keep any collected information strictly confidential and take technological and other measures to maintain the security of such information. Network service providers are required to cease any collection or usage of the relevant personal information, and provide services for the users to de-register the relevant user account, when a user stops using the relevant Internet service. Network service providers are further prohibited from divulging, distorting or destroying any such personal information, or selling or providing such personal information unlawfully to other parties. In addition, if a network service provider appoints an agent to undertake any marketing or technical services that involve the collection or usage of personal information, the network service provider is required to supervise and manage the protection of the information. The provisions state, in broad terms, that violators may face warnings, fines, public exposure and, criminal liability whereas the case constitutes a crime.

On June 1, 2017, the Cybersecurity Law of the PRC promulgated in November, 2016 by SCNPC became effective. This law also absorbed and restated the principles and requirements mentioned in the aforesaid decision and order, and further provides that, where an individual finds any network operator collects or uses his or her personal information in violation of the provisions of any law, regulation or the agreement of both parties, the individual shall be entitled to request the network operator to delete his or her personal information; if the individual finds that his or her personal information collected or stored by the network operator has any error, he or she shall be entitled to request the network operator to make corrections, and the network operator shall take measures to do so. Pursuant to this law, the violators may be subject to: (i) warning; (ii) confiscation of illegal gains and fines equal to one to ten times of the illegal gains; or if without illegal gains, fines up to RMB1,000,000; or (iii) an order to shut down the website, suspend the business operation for rectification, or revoke the business license. In addition, responsible persons may be subject to fines between RMB10,000 and RMB100,000.

On August 31, 2018, the Standing Committee of the National People’s Congress promulgated the E-commerce Law, which came into effect on January 1, 2019. The E-commerce Law imposes a series of requirements on e-commerce operators including e-commerce platform operators, merchants operating on the platform and the individuals and entities carrying out business online. The governance measures that we adopt in response to the enhanced regulatory requirements may fail to meet these requirements and may lead to penalties or our loss of merchants to those platforms, or to complaints or claims made against us by customers on our platforms.

In April 2020, the Cyberspace Administration of China, the National Development and Reform Commission, MIIT, the Ministry of Public Security, the Ministry of State Security, the Ministry of Finance, MOC, the People’s Bank of China, SAMR, the National Radio and Television Administration, the National Administration of State Secrets Protection, the National Cryptography Administration promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. The Cybersecurity Review Measures provides that the operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law (《中华人民共和国数据安全法》), which has been taken effect on September 1, 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the PRC Personal Information Protection Law (《中华人民共和国个人信息保护法》), or the PIPL, which will take effect in November 2021. In addition to other rules and principles of personal information processing, the PIPL specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests.

On December 28, 2021, the CAC published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022 and replace the Measures for Cybersecurity Review promulgated on April 13, 2020. The Measures for Cyber Security Review (2021) specifies that the procurement of network products and services by operator of critical information infrastructure and the activities of data process carried out by Internet platform operator that raise or may raise “national security” concerns are subject to strict cyber security review by Cybersecurity Review Office established by the CAC. Before critical information infrastructure operator purchases internet products and services, it should assess the potential risk of national security that may be caused by the use of such products and services. If such use of products and services may give raise to national security concerns, it should apply for a cybersecurity review by the Cybersecurity Review Office and a report of analysis of the potential effect on national security shall be submitted when the application is made. In addition, Internet platform operators that possess the personal data of over one million users must apply for a review by the Cybersecurity Review Office, if they plan to list their companies in foreign countries. The CAC may voluntarily conduct cyber security review if any network products and services and activities of data process affects or may affect national security. It may take approximately 70 business days in maximum for the general cybersecurity review upon the delivery of their applications, which may be subject to extensions for a special review.

If we are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review with the CAC under the Measures for Cybersecurity Review (2021) which became effective on February 15, 2022. As confirmed by our PRC legal counsel, we are not subject to cybersecurity review on the basis that (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) ) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure; and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that we or our PRC subsidiary shall file for a cybersecurity review. As of the date of this Amendment, our PRC subsidiary has not been informed by any PRC governmental authority of any requirement that it is subject to a cybersecurity review. As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot assure you that we would not be subject to such cybersecurity review requirement, and if so, that we would be able to pass such review in relation to this registration. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.

Regulations Related to Internet Culture Activities

On February 17, 2011, the MOC promulgated the Interim Administrative Provisions on Internet Culture, or the Internet Culture Provisions, which became effective on April1, 2011 and was amended on December 15, 2017. The Internet Culture Provisions require ICP services providers engaging in commercial “internet culture activities” to obtain an Internet Culture Business Operating License from the MOC. “Internet cultural activity” is defined in the Internet Culture Provisions as an act of provision of internet cultural products and related services, which includes (i) the production, duplication, importation, and broadcasting of the internet cultural products; (ii) the online dissemination whereby cultural products are posted on the internet or transmitted via the internet to end-users, such as computers, fixed-line telephones, mobile phones, television sets and games machines, for online users’ browsing, use or downloading; and (iii) the exhibition and comparison of the internet cultural products. In addition, “internet cultural products” is defined in the Internet Culture Provisions as cultural products produced, broadcast and disseminated via the internet, which mainly include internet cultural products specially produced for the internet, such as online music entertainment, online games, online shows and plays (programs), online performances, online works of art and online cartoons, and internet cultural products produced from cultural products such as music entertainment, games, shows and plays (programs), performances, works of art, and cartoons through certain techniques and duplicating those to internet for dissemination.

As of date of the Annual Report, we have not received any inquiry or notice from the PRC government concerning our compliance of such regulations. However, there can be no assurance that the PRC government will ultimately take a view that is consistent with ours.

Regulations Related to Consumer Rights Protection

The Consumer Rights and Interests Protection Law of the PRC, or the Consumer Protection Law, promulgated by the SCNPC on October 31, 1993 and most recently amended on October 25, 2013 (effective as of March 15, 2014), and the Online Trading Measures issued by the SAIC on January 26, 2014 (effective as of March 15, 2014), set out the obligations of business operators and the rights and interests of the customers. For example, business operators must guarantee the quality, function, usage, term of validity, personal or property safety requirement of the goods and services and provide customers with authentic information about the goods and services. Consumer whose legitimate rights and interests are harmed in the purchase of goods or receipt of services rendered through an online trading platform may seek compensation from the seller or the service provider.

On March 15, 2021, the SAMR promulgated the Measures for the Supervision and Administration of Online Trading, or New Online Trading Measures, which will come into effect on May 1, 2021 and replace the above original Online Trading Measure. The New Online Trading Measures also apply to all online commerce business conducted through information networks in general, with particular emphasis on transactions through online social networking and online live streaming. Under the New Online Trading Measures, online trading operators shall perform relevant compliance obligations, such as registration with the SAMR, protection of customers’ personal information and fair competition.

Additionally, the Civil Code, which became effective on January 1, 2021 and replaced the Tort Liability Law of the PRC, provides that both internet users and internet service providers may be liable for the wrongful acts of users who infringe the lawful rights of other parties. If an internet user utilizes internet services to commit a tortious act, the party whose rights are infringed may request the internet service provider to take measures, such as removing or blocking the content, or disabling the links thereto, to prevent or stop the infringement. If the internet service provider does not take necessary measures after receiving such notice, it shall be jointly liable for any further damages suffered by the rights holder. Furthermore, if an internet service provider fails to take necessary measures when it knows that an internet user utilizes its internet services to infringe the lawful rights and interests of other parties, it shall be jointly liable with the internet user for damages resulting from the infringement.

As of date of the Annual Report, we have not received any inquiry or notice from the PRC government concerning our compliance of such regulations. However, there can be no assurance that the PRC government will ultimately take a view that is consistent with ours.

Regulations Related to Intellectual Property Rights

Copyright

The Copyright Law of the PRC, or the Copyright Law, which took effect on June 1, 1991 and was amended in 2001, 2010 and 2020. The latest version will come into effect on June 1, 2021. Under the currently effective Copyright Law and its implementing regulations adopted in 2002 and amended in 2011 and 2013, Chinese citizens, legal persons, or other organizations will, whether published or not, enjoy copyright provides that Chinese citizens, legal persons, or other organizations shall, whether published or not, own copyright in their copyrightable works, which include, among others, works of literature, art, natural science, social science, engineering technology and computer software. Copyright owners enjoy certain legal rights, including right of publication, right of authorship and right of reproduction. The Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, the Copyright Law provides for a voluntary registration system administered by the China Copyright Protection Center, or the CPCC. According to the Copyright Law, an infringer of the copyrights shall be subject to various civil liabilities, which include ceasing infringement activities, apologizing to the copyright owners and compensating the loss of copyright owner. Infringers of copyright may also subject to fines and/or administrative or criminal liabilities in severe situations.

Pursuant to the Computer Software Copyright Protection Regulations promulgated by the State Council in 1991 and amended in 2001, 2011 and 2013 respectively, Chinese citizens, legal persons and other organizations shall enjoy copyright on software they develop, regardless of whether the software is released publicly. Software copyright commences from the date on which the development of the software is completed. The protection period for software copyright of a legal person or other organizations shall be 50 years, concluding on December 31 of the 50th year after the software’s initial release. The software copyright owner may go through the registration formalities with a software registration authority recognized by the State Council’s copyright administrative department. The software copyright owner may authorize others to exercise that copyright, and is entitled to receive remuneration.

Trademark

Trademarks are protected by the Trademark Law of the PRC, which was adopted in 1982 and subsequently amended in 1993, 2001, 2013 and 2019 as well as by the Implementation Regulations of the PRC Trademark Law adopted by the State Council in 1983 and as most recently amended on April 29, 2014. The Trademark Office under the SAIC handles trademark registrations. The Trademark Office grants a 10-year term to registered trademarks and the term may be renewed for another 10-year period upon request by the trademark owner. A trademark registrant may license its registered trademarks to another party by entering into trademark license agreements, which must be filed with the Trademark Office for its record. As with patents, the Trademark Law has adopted a first-to-file principle with respect to trademark registration. If a trademark applied for is identical or similar to another trademark which has already been registered or subject to a preliminary examination and approval for use on the same or similar kinds of products or services, such trademark application may be rejected. Any person applying for the registration of a trademark may not injure existing trademark rights first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Domain name

The domain names are protected under the Administrative Measures on the Internet Domain Names, or the Domain Name Measures, which was promulgated by the MIIT and became effective in November 2017. The MIIT is the major regulatory body responsible for the administration of the PRC internet domain names, under supervision of which China Internet Network Information Center, or the CNNIC, is responsible for the daily administration of CN domain names and PRC domain names. Pursuant to the Domain Name Measures, the registration of domain names adopts the “first to file” principle and the registrant shall complete the registration via the domain name registration service institutions. In the event of a domain name dispute, the disputed parties may lodge a complaint to the designated domain name dispute resolution institution to trigger the domain name dispute resolution procedure in accordance with the CNNIC Measures on Resolution of the Domain Name Disputes, file a suit to the People’s Court, or initiate an arbitration procedure.

Regulations Related to Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, promulgated by the State Council in 1996 and most recently amended in 2008. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange or SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or SAFE Circular 59, which was most recently amended in 2015 and substantially amends and simplifies the current foreign exchange procedures. Pursuant to SAFE Circular 59, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts, and guarantee accounts, the reinvestment of Renminbi proceeds derived by foreign investors in China, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously.

In February 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Circular 13, pursuant to which, instead of applying for approval regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals may apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of SAFE, may directly review the applications and conduct the registration.

In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19. Pursuant to SAFE Circular 19, a foreign-invested enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). In addition, for the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capital on a discretionary basis. A foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business. Where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

In June 2016, SAFE promulgated the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, pursuant to which, in addition to foreign currency capital, enterprises registered in China may also convert their foreign debts, as well as repatriated fund raised through overseas listing, from foreign currency to Renminbi on a discretional basis. SAFE Circular 16 also reiterates that the use of capital so converted shall follow “the principle of authenticity and self-use” within the business scope of the enterprise. According to SAFE Circular 16, the Renminbi funds so converted shall not be used for the purposes of, whether directly or indirectly, (i) paying expenditures beyond the business scope of the enterprises or prohibited by laws and regulations; (ii) making securities investment or other investments (except for banks’ principal-secured products); (iii) granting loans to non-affiliated enterprises, except as expressly permitted in the business license; and (iv) purchasing non-self-used real estate (except for the foreign-invested real estate enterprises).

In January 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or SAFE Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records, and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Further, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

On October 23, 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or SAFE Circular 28, which allows non-investment foreign-invested enterprises to make domestic equity investment with their capital funds in accordance with the law under the premise that such investment does not violate the existing special administrative measures (negative list) for foreign investment and the project invested in China is authentic and compliant. Pursuant to SAFE Circular 28, upon receiving the payment of consideration from a foreign investor for the equity transfer under foreign direct investment, the domestic transferor, with relevant registration certificates, can process the formalities for account opening, fund receipt, and foreign exchange settlement and use directly at the bank. The foreign investor’s deposit remitted from overseas or transferred from domestic accounts can be directly used for its lawful domestic capital contribution as well as domestic and overseas payment after the transaction is concluded.

On April 10, 2020, SAFE issued the Circular on Optimizing Administration of Foreign Exchange to Support the Development of Foreign-related Business, or SAFE Circular 8, pursuant to which, eligible enterprises are allowed to use the income under capital account, from such sources as capital funds, foreign debt and overseas listing, for domestic payment without having to provide supporting authentication materials to the banks for every transaction in advance, but the use of funds shall be true and compliant as well as conform to the existing administration regulations regarding use of income under capital account. The concerned bank shall conduct spot checking in accordance with the relevant requirements.

Regulations Related to Dividend Distribution

The principal regulations governing the distribution of dividends paid by WFOEs include the Company Law of PRC, which applies to both PRC domestic companies and foreign-invested companies, and the Foreign Investment Law and its implementing rules, which apply to foreign-invested companies. Under these regulations, WFOEs in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, a WFOE in China is required to set aside at least 10% of its after-tax profits based on PRC accounting standards each year to its general reserves until its cumulative total reserve funds reaches 50% of its registered capital. These reserve funds, however, may not be distributed as cash dividends.

Regulations Related to Foreign Exchange Registration of Offshore Investment by PRC Residents

In July 2014, SAFE issued the Circular of the State Administration of Foreign Exchange on Issues concerning Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or SAFE Circular 37 which was most recently amended on June 15, 2018 and has replaced the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (known as Circular 75). SAFE Circular 37 regulates foreign exchange matters in relation to the use of special purpose vehicles, or “SPVs,” by PRC residents or entities to seek offshore investment and financing or conduct round trip investment in China. Under SAFE Circular 37, an SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or entities for the purpose of seeking offshore financing or making offshore investment, using legitimate domestic or offshore assets or interests, while “round trip investment” refers to the direct investment in China by PRC residents or entities through SPVs, namely, establishing foreign-invested enterprises to obtain the ownership, control rights and management rights. Circular 37 requires that, before making contribution into an SPV, PRC residents or entities are required to complete foreign exchange registration with SAFE or its local branch.

In February 2015, SAFE promulgated the SAFE Circular 13. SAFE Circular 13 has amended SAFE Circular 37 by requiring PRC residents or entities to register with qualified banks instead of SAFE or its local branch in connection with their establishment of an SPV.

In addition, pursuant to SAFE Circular 37, an amendment to registration or subsequent filing with qualified banks by such PRC resident is also required if there is a material change with respect to the capital of the offshore company, such as any change of basic information (including change of such PRC residents, change of name and operation term of the SPV), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. Failure to comply with the registration requirements as set forth in SAFE Circular 37 and SAFE Circular 13, misrepresent on or failure to disclose controllers of foreign-invested enterprises that are established by round-trip investment may result in bans on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliates, and may also subject relevant PRC residents to penalties under the Foreign Exchange Administration Regulations of the PRC.

Regulations Related to Foreign Debt

As an offshore holding company, we may make additional capital contributions to PRC subsidiary subject to approval from the local department of commerce and the SAFE, with no limitation on the amount of capital contributions. We may also make loans to our PRC subsidiary subject to the approval from SAFE or its local office and the limitation on the amount of loans.

By means of making loans, WFOE is subject to the relevant PRC laws and regulation relating to foreign debts. On January 8, 2003, the State Development Planning Commission, SAFE, and Ministry of Finance, or MOF, jointly promulgated the Circular on the Interim Provisions on the Management of Foreign Debts, or the Foreign Debts Provisions, which became effective on March 1, 2003, and was partially abolished on May 10, 2015. Pursuant to Foreign Debts Provisions, the total amount of foreign loans received by a foreign-invested company shall not exceed the difference between the total investment in projects as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company. In addition, on January 12, 2017, the People’s Bank of China, or PBOC, issued the Circular on Full-Coverage Macro-Prudent Management of Cross-Border Financing, or the PBOC Circular 9, which sets out the statutory upper limit on the foreign debts for PRC non-financial entities, including both foreign-invested companies and domestic-invested companies, and the macro-prudential adjustment parameter is 1. Pursuant to the PBOC Circular 9, the foreign debt upper limit for both foreign-invested companies and domestic-invested companies is calculated as twice the net asset of such companies. As to net assets, the companies shall take the net assets value stated in their latest audited financial statement. On March 11, 2020, the PBOC and SAFE promulgated the Circular of the People’s Bank of China and the State Administration of Foreign Exchange on Adjusting the Macro-prudential Regulation Parameter for Full-covered Cross-border Financing, which provides that based on the current macro economy and international balance of payments, the macro-prudential regulation parameter as set forth in the PBOC Circular 9 is updated from 1 to 1.25.

The PBOC Circular 9 does not supersede the Foreign Debts Provisions. It provides a one-year transitional period from January 11, 2017, for foreign-invested companies, during which foreign-invested companies, such as our PRC subsidiary, could adopt their calculation method of foreign debt upper limit based on either the Foreign Debts Provisions or the PBOC Circular 9. The transitional period ended on January 11, 2018. Upon its expiry, pursuant to the PBOC Circular 9, PBOC and SAFE shall reevaluate the calculation method for foreign-invested companies and determine what the applicable calculation method would be. As of the date of this Annual Report, neither the PBOC nor SAFE has promulgated and made public any further rules, regulations, notices, or circulars in this regard.

Regulations Related to Tax

Enterprise Income Tax

On March 16, 2007, the SCNPC promulgated the EIT Law, which was recently amended on December 29, 2018. On December 6, 2007, the State Council enacted the Regulations for the Implementation of the Enterprise Income Tax Law, which was amended on April 23, 2019. Under the EIT Law and relevant implementation regulations, both resident enterprises and non-resident enterprises are subject to the enterprise income tax so long as their income is generated within the territory of PRC. “Resident enterprises” are defined as enterprises that are established in China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but are actually or in effect controlled from within the PRC. “Non-resident enterprises” are defined as enterprises that are organized under the laws of foreign countries and whose actual management is conducted outside the PRC, but have established institutions or premises in the PRC, or have no such established institutions or premises but have income generated from inside the PRC. Under the EIT Law and relevant implementing regulations, a uniform corporate income tax rate of 25% is applied. If non-resident enterprises have not formed permanent establishments or premises in the PRC, or if they have formed permanent establishment or premises in the PRC but there is no actual relationship between the relevant income derived in the PRC and the established institutions or premises set up by them, however, enterprise income tax is set at the rate of 10% with respect to their income sourced from inside the PRC.

The EIT Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that independently own core intellectual property and meet statutory criteria, to enjoy a reduced 15% enterprise income tax rate.

According to the Administrative Rules for the Certification of High Tech Enterprises, effective on January 1, 2008 and amended on January 29, 2016 (effective as of January 1, 2016), for each entity accredited as High Tech Enterprise, such status is valid for three years if it meets the qualifications for High Tech Enterprise on a continuing basis during such period.

Value-Added Tax (“VAT”)

The Provisional Regulations of the PRC on Value-added Tax was promulgated by the State Council on December 13, 1993, and most recently amended on November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the MOF on December 25, 1993, and were recently amended on October 28, 2011 (collectively with the VAT Regulations, the VAT Law). On April 4, 2018, MOF and SAT jointly promulgated the Circular on Adjustment of Value-Added Tax Rates, or MOF and SAT Circular 32. On March 20, 2019, MOF, SAT and General Administration of Customs, or GAC, jointly issued a Circular on Relevant Polices for Deepening Value-added Tax Reform, or MOF, SAT and GAC Circular 39, which became effective from April 1, 2019. According to the abovementioned laws and circulars, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, sales of services, intangible assets, real property and the importation of goods within the territory of the PRC are the taxpayers of VAT. The VAT tax rates generally applicable are simplified as 13%, 9%, 6% and 0%, and the VAT tax rate applicable to the small-scale taxpayers is 3%.

Withholding Tax

The Enterprise Income Tax Law of the PRC provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

Pursuant to an Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Incomes, or the Double Tax Avoidance Arrangement, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. Based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or the SAT Circular 81, issued on February 20, 2009, by the SAT, however, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018, by the SAT and took effect on April 1, 2018, when determining the applicant’s status of the “beneficial owner” regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including without limitation, whether the applicant is obligated to pay more than 50% of his or her income in 12 months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. This circular further provides that applicants who intend to prove his or her status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

Tax on Indirect Transfer

On February 3, 2015, the SAT issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Circular 7. Pursuant to SAT Circular 7, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises, may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, inter alia, whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income is mainly derived from China; and whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure. According to SAT Circular 7, where the transferee fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. SAT Circular 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired on a public stock exchange. On October 17, 2017, the SAT issued the Circular on Issues of Tax Withholding regarding Non-PRC Resident Enterprise Income Tax, or SAT Circular 37, which further elaborates the relevant implemental rules regarding the calculation, reporting and payment obligations of the withholding tax by the non-resident enterprises. Nonetheless, there remain uncertainties as to the interpretation and application of SAT Circular 7. SAT Circular 7 may be determined by the tax authorities to be applicable to our offshore transactions or sale of our shares or those of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved.

Regulations Related to Employment and Social Welfare

Employment

The Labor Law of the PRC, which was promulgated on July 5, 1994, effective since January 1, 1995, and most recently amended on December 29, 2018, the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, and amended on December 28, 2012, and the Implementation Regulations of the Labor Contract Law of the PRC, which was promulgated on September 18, 2008, are the principal regulations that govern employment and labor matters in the PRC. Under the above regulations, labor contracts shall be concluded in writing if labor relationships are to be or have been established between employers and the employees. Employers are prohibited from forcing employees to work above certain time limit and employers shall pay employees for overtime work in accordance to national regulations. In addition, wages may not be lower than the local minimum wage. Employers must establish a system for labor safety and sanitation, strictly abide by state standards, and provide relevant education to its employees. Employees are also required to work in safe and sanitary conditions.

Social Insurance and Housing Fund

Under the Social Insurance Law of the PRC that was promulgated by the SCNPC on October 28, 2010, and came into force as of July 1, 2011, and was most recently amended on December 29, 2018 (also the effective date), together with other laws and regulations, employers are required to pay basic pension insurance, unemployment insurance, basic medical insurance, employment injury insurance, maternity insurance, and other social insurance for its employees at specified percentages of the salaries of the employees, up to a maximum amount specified by the local government regulations from time to time. When an employer fails to fully pay social insurance premiums, relevant social insurance collection agency shall order it to make up for any shortfall within a prescribed time limit, and may impose a late payment fee at the rate of 0.05% per day of the outstanding amount from the due date. If such employer still fails to make up for the shortfalls within the prescribed time limit, the relevant administrative authorities shall impose a fine of one to three times the outstanding amount upon such employer.

In accordance with the Regulations on the Management of Housing Fund which was promulgated by the State Council in 1999 and most recently amended in March 2019 (which became effective as of March 24, 2019), employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employer and employee are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time.

Our PRC subsidiary failed to deposit adequate contributions to the housing funds for all of its employees, but has not received any notice of warning or been subject to penalties or other disciplinary action from the relevant governmental authorities for non-compliance on labor-related laws and regulations. As a remediation, our PRC subsidiary started to deposit the adequate contributions to the housing funds from July 2021 onwards. Before July 2021, our PRC subsidiary failed to deposit adequate contributions of housing provident fund for all employees in accordance with Article 15 of the regulations on the administration of housing provident fund. As of the date of this Annual Report, our PRC subsidiary did not receive any warning and punishment notice from the authority. If any employee reports the non-compliance to the authority later, it will be handled in accordance with Article 38 of the regulations on the administration of housing provident fund, which is that the housing provident fund management center shall order our Chinese subsidiary to deposit or make up the payment within a time limit; and if our Chinese subsidiary fails to pay or make up the payment within the time limit, the reporting employee may apply to the people’s court for enforcement.

Regulations Related to Mergers and Acquisitions and Overseas Listings

On August 8, 2006, six PRC governmental and regulatory agencies, including MOFCOM and the China Securities Regulatory Commission, or the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, governing the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006, and was amended on June 22, 2009. The M&A Rules, among other things, requires that offshore SPVs that are controlled by PRC companies or individuals and that have been formed for overseas listing purposes through acquisitions of PRC domestic interest held by such PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

Regulations Related to Consultancy Business

There are no separate mandatory legal provisions on the consultancy business model in the PRC. Companies and individual businesses may engage is this business as long as they have registered with the commerce departments in accordance with the laws, and include “consultancy” in the business scope on their business license.

Intellectual Property

As of December 31, 2021, our PRC subsidiary owns the following trademarks registered or acquired in the PRC:

No.	Name of trademarks in English	Name of trademarks in Original Language	Place of registration
1	FU	FU	PRC
2	Chui Da Xian	炊大仙	PRC
3	Wu Shui	兀水	PRC
4	Mei Fei Se Wu	眉飞色舞	PRC
5	Zhi Yao Ai Shang Ni	只要爱上你	PRC
6	Jin dao bo	金稻伯	PRC
7	Qin Ben Jing Ji	亲本靓丽	PRC

Other than our above-mentioned trademarks that we own in China, we do not currently hold any other intellectual property rights. While we use reasonable efforts to protect our trade and business secrets, we cannot assure you that our employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties.

We have 7 trademarks registered in China, which bring value to our business because we are engaged in promoting them to brand names for certain products. As a start-up marketing consulting company, we have a strategy goal that we own certain brand names and trademarks which we can promote them in different industries and products. For example, for the trademark “Fu” – we intend to use it on certain medical and health sanitary industry, such as masks; for the trademark “Chui Da Xian” – we intend to use it on kitchen wares products; for the trademark “Wu Shui ” – we intend to use it on water cups and tea cups products; for the trademark “MeiFei Se Wu” – we intend to use it on female sanitary products; for the trademark “Zhi Yao Ai Shang Ni” – we intend to use it on jewelry products; for the trademark “Jin Dao Bo” – we intend to use it on Agriculture products, such as rice; for the trademark “Qin Ben Jing Ji” – we intend to use it on Cosmetics products. We plan to enhance licensing these trademarks to our customers who intend to sell their products in these related industry, then we may not only provide our marketing consulting services to our customers, but also create the profit sharing when we successfully promote our customer’s products with our licensed brands.

Property

We lease 289.12 square meter office space in China at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road Xi’an, China. Our rent for the office space in Xi’an, China, is $61,236 per year, with a lease term of 3 years which terminates in July 2024. We believe that our current offices are suitable and adequate to operate our business at this time. We do not own any real property.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

Employees

As of December 31, 2021, we employed approximately 26 employees as follows, 4 in management, 7 in sales and customer services, 6 in finance department, and 9 in administration.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations. None of our employees are represented by a labor union.

Our employees are all in China and participate in the state pension plan organized by the Chinese municipal and provincial government. Our PRC subsidiary is required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. The Company is not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Emerging Growth Company

As a public company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies, and can avail itself to various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Securities Exchange Act of 1934.

In particular, as an emerging growth company, the Company:

●	is not required to obtain an attestation and report from its auditors on our management’s assessment of the Company’s internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	is not required to provide a detailed narrative disclosure discussing its compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	is not required to obtain a non-binding advisory vote from its stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	is exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	is eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

The Company intends to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. The Company’s election to use the phase-in periods may make it difficult to compare its financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to the Company due to the fact that it also qualifies as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, the Company may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that the Company would cease to be an “emerging growth company” if it has more than $1,070,000,000 in annual revenues, have more than $700 million in market value of its Common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. The Company would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of its first sale of common equity securities under an effective registration statement under the Securities Act or a fiscal year in which we have $1 billion in gross revenues. Further, under current SEC rules the Company will continue to qualify as a “smaller reporting company” for so long as it has a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of its most recently completed second fiscal quarter.

Item 1A. Risk Factors

An investment in the Company’s common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision.  If any of the following risks actually occur, our business, financial condition or results of operations could suffer.  In that case, the trading price of the Company’s common stock could decline, and you may lose all or part of your investment.  You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business and Industry

We have a limited operating history and are subject to the risks encountered by development-stage companies.

We, through our operating PRC subsidiary in China, have been in business since October 2019 as a consulting company, which mainly focuses on includes digital marketing consulting and KOL Training Related Services. We have only been profitable since the year ended December 31, 2019. As a development-stage company, our business strategies and model are constantly being tested by the market and operating results, and we work to adjust our allocation of resources accordingly. As such, our business may be subject to significant fluctuations in operating results in terms of amounts of revenues and the percentages of the total revenue with respect to the business segments.

We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a development-stage business. As a result, we must establish many functions necessary to operate a business, including expanding our managerial and administrative structure, assessing and implementing our marketing program, implementing financial systems and controls and personnel recruitment. There are risks in light of the costs, uncertainties, delays and difficulties frequently encountered by companies with a limited operating history. These risks and challenges are, among other things:

●	we operate in industries that are or may in the future be subject to increasing regulation by various governmental agencies in China;

●	we may require additional capital to develop and expand our operations which may not be available to us when we require it;

●	our marketing and growth strategy may not be successful;

●	our business may be subject to significant fluctuations in operating results; and

●	we may not be able to attract, retain and motivate qualified professionals.

Our future growth will depend substantially on our ability to address these and the other risks described in this Annual Report on Form 10-K. If we do not successfully address these risks, our business would be significantly harmed.

Our historical financial results may not be indicative of our future performance.

Our business has achieved rapid growth in 2019 and 2020 since we launched our new business model of providing digital marketing consultation in 2019. Our revenue was $5,637,396 and $9,187,023 for the years ended December 31, 2021 and 2020, respectively. Our net income was $1,086,400 and $4,968,070 for the years ended December 31, 2021 and 2020, respectively. However, our historical growth rate and the limited history of operation make it difficult to evaluate our future prospects. We may not be able to sustain our historically growth or may not be able to grow our business at all.

If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.

We have been in business since October 2019 as a consulting company. Our revenue for the year ended December 31, 2019 was only $918,931, and the revenue significantly increased to $9,187,023 at the year end of 2020. It was because of our continuing expansion of our services and operations. For example, to complement and expand our existing consulting services, our operating subsidiaries started to provide KOL Training Related Services in 2020 by cooperating with other training agencies. Such plan has been adopted by the executive in 2020 and will continue to place, substantial demands on our managerial, operational, technological and other resources. Our revenue for the year ended December 31, 2021 was $5,637,396 compared to $9,187,023 for the year ended December 31,2020. The revenue decreased because the outbreak of new Delta virus in China increased the inherent risk of the business. Therefore, we suspended certain consulting services from April, 2021 to August, 2021 and realigned the resources to focus on our KOL Training Related Services. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers. Our planned expansion will also place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. For example, our KOL training program in Influencer Marketing may not be able to train trainees to become KOLs or we may have to suspend our KOL Training Related Services as a result of suspension of programs by our partners.

Our management may lack required experience, knowledge, insight, or human and capital resources to carry out the effective implementation to expand into new spaces outside of our current focuses. As such, we may not be able to realize our expected growth, and our business and financial results will be adversely impacted.

Increasing competition within our industries could have an impact on our business prospects.

The digital marketing consulting business and KOL training academy business are industries where new competitors can easily enter into since there are no significant barriers to entry. Our operating subsidiaries also face many competitors in the marketing consulting industry where a number of competitors have been in business longer than us. Competing companies may have significantly greater financial and other resources than we have and may offer services that are more attractive to prospective clients; increased competition would have a negative impact on both our revenues and our profit margins.

Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations.

Our business is subject to governmental supervision and regulation by the relevant PRC governmental authorities, including the Ministry of Commerce, or MOFCOM, and other governmental authorities in charge of the relevant categories of services offered by us.

If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.

We place substantial reliance on the digital marketing consulting service industry experience and knowledge of our senior management team as well as their relationships with other industry participants. The loss of the services of one or more members of our senior management could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for our current senior management could be difficult, and competition for such personnel of similar experience is intense. If we fail to retain our senior management, our business and results of operations could be materially and adversely affected.

Our personnel are critical to maintaining the quality and consistency of our services, brand and reputation. It is important for us to attract qualified managerial and other employees who have experience in consulting services and are committed to our service approach. There may be a limited supply of such qualified individuals. We must hire and train qualified managerial and other employees on a timely basis to keep pace with our rapid growth while maintaining consistent quality of services across our operations. We must also provide continuous training to our managerial and other employees so that they are equipped with up-to-date knowledge of various aspects of our operations and can meet our demand for high-quality services. If we fail to do so, the quality of our services may decrease, which in turn, may cause a negative perception of our brand and adversely affect our business.

Risks associated with doing business in China

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock decline or be worthless.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the marketing consulting industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, if taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer common stocks to our investors and could cause the value of the Company’s common stock to significantly decline or become worthless.

Recently, the Chinese government announced that it would step up supervision of Chinese companies listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data.

Though the Company is a Nevada corporation, we through our PRC subsidiary, are headquartered and have operations in China. We currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the Chinese government may in the future seek to intervene or influence operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent announcements, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our PRC subsidiary’s current and future operations in China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The CSRC has released for public consultation the draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer the Company’s common stock to investors and could cause the value of the Company’s common stock to significantly decline or become worthless.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures,” collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), both of which have a comment period that expired on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets.

The Draft Rules Regarding Overseas Listing stipulate that the Chinese-based companies, or the issuer, shall fulfill the filing procedures within three working days after the issuer makes an application for an initial public offering and listing in an overseas market. The required filing materials for an initial public offering and listing should include at least the following: record-filing report and related undertakings; regulatory opinions, record-filing, approval and other documents issued by competent regulatory authorities of relevant industries (if applicable); security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus.

In addition, an overseas offering and listing is prohibited under any of the following circumstances: (1) if the intended securities offering and listing is specifically prohibited by national laws and regulations and relevant provisions; (2) if the intended securities offering and listing may constitute a threat to or endangers national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) if there are material ownership disputes over the equity, major assets, and core technology, etc. of the issuer; (4) if, in the past three years, the domestic enterprise or its controlling shareholders or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in the past three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Administration Provisions defines the legal liabilities of breaches such as failure in fulfilling filing obligations or fraudulent filing conducts, imposing a fine between RMB 1 million and RMB 10 million, and in cases of severe violations, a parallel order to suspend relevant business or halt operation for rectification, revoke relevant business permits or operational license.

The Draft Rules Regarding Overseas Listing, if enacted, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Draft Rules Regarding Overseas Listing on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer the Company’s common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause the Company’s common stock to significantly decline in value or become worthless.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

Our PRC subsidiary is incorporated under and governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, our PRC subsidiary may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, if China adopts more stringent standards with respect to environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such intervention in or influence on our business operations or action to exert more oversight and control over securities offerings and other capital markets activities, once taken by the PRC government, could adversely affect our business, financial condition and results of operations and the value of our Stocks, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

The PRC legal system is evolving, and the resulting uncertainties could adversely affect us.

We conduct our business primarily through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

As the legislation in China and the PRC legal system has continued to evolve rapidly over the past decades and the PRC government has made significant progress in promulgating laws and regulations related to economic affairs and matters, for example, such laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, many of these laws and regulations are relatively new and there is a limited volume of published decisions and enactments. In particular, there exist substantial uncertainties surrounding the evolvement, interpretation and enforcement of regulatory requirements of cybersecurity, data security, privacy protection as well as anti-monopoly, and we may need to take certain corresponding measures to maintain our regulatory compliance, such as adjusting the relevant business or transactions and introducing compliance experts and talents, which may incur additional related costs and adverse impact on our business. As a result, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Therefore, there are uncertainties involved in their implementation and interpretation, and it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection available to you and us. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

Although the Chinese economy has grown steadily in the past decade, there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the People’s Bank of China and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in volatility in oil and other markets. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019, and other outbreaks, which has significantly disrupted our operations and may continue to adversely affect our business, financial condition and results of operations.

Our business has been significantly disrupted and may continue to be materially and adversely affected by health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019 and other outbreaks affecting the PRC. Our business operations depend on China’s overall economy and demand for our services, which could be disrupted by health epidemics. As of April 2020, the outbreak in China has been generally stabilized, however large-scale offline activities are not yet permitted by the government in some cities as of the date of this Annual Report on Form 10-K. However, revenues from our consulting services are expected to increase due to our extra efforts in promoting our marketing consulting business, as well as providing more live video streaming programs during the lock-down. A new Delta COVID-19 had been found in certain cities in PRC in the second quarter of 2021, such coronavirus may cause another outbreak which increased the inherent risk and disruption to businesses. Therefore, we suspended certain consulting services from April, 2021 onwards and realigned the resources to focus on our KOL Training Related Services. We expect the aforementioned negative impact on our business to gradually mitigate in the coming seasons when the outbreak becomes more stabilized in China and other regions in the world. However, there remains much uncertainty as to what extent the impact could have on our long-term business outlook as a prolonged outbreak could significantly affect the Chinese economy and decrease the demand for our services, which could lead to more disruptions to our operations and adversely affect our financial condition and results of operations.

Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.

Currently, substantially all of our businesses are conducted in the PRC. Accordingly, economic, political and legal developments in the PRC will continue to significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation that may affect our ability to operate as currently contemplated.

Because our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all.

Although the PRC government has been pursuing a number of economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC. Because of the nature of our business, our PRC subsidiary is dependent upon the PRC government pursuing policies that encourage private ownership of businesses. We cannot assure you that the PRC government will continue to pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects have been and will be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past three decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore, our susceptibility to such laws is unknown.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business, financial condition and results of operations.

Chinese law prohibits or restricts companies belonging to foreign countries from operating some certain businesses.

According to Chinese law, some businesses are not allowed to be operated by the companies whose ownership is not a Chinese company. We are a US company registered in Nevada. Each company in our organization chart is a subsidiary. The legality and effectiveness of this control method are accorded with Chinese laws and regulations. On December 27, 2020, China’s National Development and Reform Commission (NDRC) and the Ministry of Commerce (MOFCOM) issued the 2020 edition of the Catalogue of Encouraged Industries for Foreign Investment (“FI encouraged catalogue”). According to the FI encouraged catalogue, Article 8, Section 425, foreign investment on the business of consulting services is encouraged, effective on January 27, 2021. However, we are uncertain that the laws will remain to allow foreign owned Chinese companies to engage in consultancy services business.

We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.

According to Chinese law, if any advertisement issued by our PRC subsidiary infringes the rights and interests of a third party, our PRC subsidiary shall bear the liability for compensation, which may cause us financial loss.

Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers.

Though our business involves only digital marketing consulting, not an internet platform, but we may still have the opportunity in collecting and retaining large volumes of internal and customer data, including personal information as our various information technology systems enter, process, summarize and report such data. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. Our PRC subsidiary is required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

According to the applicable PRC laws and regulations in relation to cybersecurity and data security, data processing includes, in a broad sense, among others, the collection or access, processing, transmission and related data activities. Based on applicable PRC laws and regulations, there is no exact or clear definition of “data processing”.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. The PRC governmental authorities have promulgated, among others, the Cyber Security Law of the PRC (《中华人民共和国网络安全法》), Personal Information Protection Law of the People's Republic of China（《中华人民共和国个人信息保护法》）, Data Security Law of the People's Republic of China（《中华人民共和国数据安全法》） and Measures for Cybersecurity Review (2021)(《网络安全审查办法(2021)》) to ensure cyber security, data and personal information protection. Recently, the CAC had further proposed the Measures for the Security Assessment for Cross-border Transfer of Data (Exposure Draft)（《数据出境安全评估办法（征求意见稿）》）(the “Exposure Draft”) and the Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》) (the “Draft Regulation”) for public comments, which provided guidance on the cross-border data transmission and potential cybersecurity review scope.

We attach great importance to data security, cyber security and personal information protection, and the evolvement of applicable PRC laws and regulations therewith, and we are in compliance with laws and regulations with respect to data security, cyber security and personal information protection in all material aspects. As of the date of this Annual Report, our PRC subsidiary, the main operating entity of ours, has implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information to make sure its compliance with relevant PRC laws and regulations. The main internal policies and measures are as follows: (i) for customer data processing, our PRC subsidiary deploys the access control mechanism on the server side, adopts the principle of minimum authorization for the staff who may contact end users’ personal data; (ii) our PRC subsidiary’s operating systems and database systems have password complexity requirements; (iii) our PRC subsidiary has established Information Security Committee and appoints the CEO, Mr. Tao Guolin to be the head of the committee; (iv) our PRC subsidiary has formulated a cybersecurity contingency plan and will conduct training and safety drills every year in preparation for any emergency cybersecurity incidents; (v) our PRC subsidiary has established data privacy policies to ensure that its collection of data is conducted in accordance with applicable laws and regulations and that the collection is for legitimate purposes as set out in its agreements.

We are in compliance with PRC laws and regulations with respect to data security in all material aspects, on the basis that: as of the date of this Annual Report on Form 10-K, (i) we have implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information as listed above; (ii) there had been no material incident of data or personal information leakage, infringement of data protection and privacy laws and regulations or investigation or other legal proceeding, pending or threatened against us initiated by competent government authorities or third parties, that will materially and adversely affect our business; (iii) we have not received any investigation, notice, warning, penalty or sanction from applicable government authorities (including the CAC) with regard to our business operations concerning any issues related to cybersecurity and data security; (iv) we have not been involved in any suits, judicial review, enquiry, or other legal proceedings initiated by applicable governmental authorities in relation to any violation of applicable regulations or policies that have been issued by the CAC.

While we take various measures to comply with all applicable data privacy and protection laws and regulations, there is no guarantee that our current security measures and those of our third-party service providers may always be adequate for the protection of our customer, employee or company data; and like all companies, we have experienced data incidents from time to time. In addition, given the size of our customer base and the types and volume of personal data on our system, we may be a particularly attractive target for computer hackers, foreign governments or cyber terrorists. Unauthorized access to our proprietary internal and customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our proprietary internal and customer data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Unauthorized access to our proprietary internal and customer data may also be obtained through inadequate use of security controls. Any of such incidents may harm our reputation and adversely affect our business and results of operations. In addition, we may be subject to negative publicity about our security and privacy policies, systems, or measurements from time to time.

Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to our systems or disclosure of our customers’ data, including their personal information, could result in loss or misuse of such data, interruptions to our service system, diminished customer experience, loss of customer confidence and trust, impairment of our technology infrastructure, and harm our reputation and business, resulting in significant legal and financial exposure and potential lawsuits and could cause the value of such securities to significantly decline or be worthless. In addition, any violation of the provisions and requirements under relevant laws and regulations with respect to cyber security, data security and personal information protection may subject us to rectifications, warnings, fines, confiscation of illegal gains, suspension of the related business, revocation of licenses, cancellation of qualifications being entered into the relevant credit record or even criminal liabilities.

In April 2020, the Chinese government promulgated the Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On December 28, 2021, the CAC published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022 and replace the Measures for Cybersecurity Review promulgated on April 13, 2020. The Measures for Cyber Security Review (2021) specifies that the procurement of network products and services by operator of critical information infrastructure and the activities of data process carried out by Internet platform operator that raise or may raise “national security” concerns are subject to strict cyber security review by Cybersecurity Review Office established by the CAC. Before critical information infrastructure operator purchases internet products and services, it should assess the potential risk of national security that may be caused by the use of such products and services. If such use of products and services may give raise to national security concerns, it should apply for a cybersecurity review by the Cybersecurity Review Office and a report of analysis of the potential effect on national security shall be submitted when the application is made. In addition, Internet platform operators that possess the personal data of over one million users must apply for a review by the Cybersecurity Review Office, if they plan to list their companies in foreign countries. The CAC may voluntarily conduct cyber security review if any network products and services and activities of data process affects or may affect national security. It may take approximately 70 business days in maximum for the general cybersecurity review upon the delivery of their applications, which may be subject to extensions for a special review.

As confirmed by our PRC legal counsel, we believe that, at this stage, we are not subject to cybersecurity review with the CAC under the Measures for Cybersecurity Review (2021) which became effective on February 15, 2022, on the basis that (i) our PRC subsidiary currently does not have over one million users’ personal information and does not anticipate that it will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure; and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that we or our PRC subsidiary shall file for a cybersecurity review.

We are also not subject to the network data security review by the CAC if the Draft Regulation is enacted as proposed, since we currently do not have over one million users’ personal information and do not collect data that affects or may affect national security and we do not anticipate that we will be collecting over one million users’ personal information or data that affects or may affect national security in the foreseeable future, which we understand might otherwise subject us to the Draft Regulation.

However, as there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot assure you that the PRC regulators will reach the same conclusion as we and our PRC legal counsel. If in the future, the PRC regulators require us or our PRC subsidiary to apply for a cybersecurity review, we cannot assure you that we are able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension our business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations and cause the value of such securities to significantly decline or be worthless.

As for the draft measures(including the Exposure Draft, the Revised Draft and the Draft Regulation) issued by CAC recently, as advised by the PRC legal counsel, since the relevant government authorities are still seeking comments on the Exposure Draft and the Draft Regulation from the public as of the date of this submission, the Exposure Draft and the Draft Regulation (especially its operative provisions) and their anticipated adoption or effective date are subject to further changes with substantial uncertainty. We will continue to pay close attention to the legislative and regulatory developments in data security and comply with the latest regulatory requirements.

Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.

Our business is digital marketing consultation, not an online platform. But since our PRC subsidiary assists our customers to applying customers’ apps to other app platform, we may be subject to various internet-related laws and regulations. These internet-related laws and regulations are relatively new and evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties.

For example, On February 7, 2021, the State Administration for Market Regulation, or the SAMR, promulgated Guidelines to Anti-Monopoly in the Field of Platform Economy, or the Anti-Monopoly Guidelines for Platform Economy. The Anti-Monopoly Guidelines for Platform Economy provides operational standards and guidelines for identifying certain internet platforms’ abuse of market dominant position which are prohibited to restrict unfair competition and safeguard users’ interests, including without limitation, prohibiting personalized pricing using big data and analytics, selling products below cost without reasonable causes, actions or arrangements seen as exclusivity arrangements, using technology means to block competitors’ interface, using bundle services to sell services or products. In addition, internet platforms’ compulsory collection of user data may be viewed as abuse of dominant market position that may have the effect to eliminate or restrict competition. As of the date of this Annual Report, neither we nor our PRC subsidiary have been subject to any anti-monopoly investigation, penalty of litigation initiated by government authorities or third parties. Furthermore, we will continue to attach attention to the updates of applicable PRC laws and regulations in relation to antimonopoly.

On August 31, 2018, the Standing Committee of the National People’s Congress promulgated the E-commerce Law, which came into effect on January 1, 2019. The E-commerce Law imposes a series of requirements on e-commerce operators including e-commerce platform operators, merchants operating on the platform and the individuals and entities carrying out business online. The governance measures our PRC subsidiary adopted in response to the enhanced regulatory requirements may fail to meet these requirements and may lead to penalties or our loss of merchants to those platforms, or to complaints or claims made against us by customers on our platforms.

In addition, we may be subject to complex and evolving laws and regulations regarding privacy and data protection. For more details, please see “Risk Factors —  Risks Related to Our Business and Industry — Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers.”

Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange, and there are no new relevant laws or regulations in effect in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission for our registration. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

As there are uncertainties regarding the enactment timetable, interpretation and implementation of the existing and future internet-related laws and regulations, we cannot assure you that our business operations will comply with such regulations in all respects and we may be ordered to terminate certain of our business operations that are deemed illegal by the regulatory authorities and become subject to fines and/or other sanctions which could materially and adversely affect our business, financial condition, and results of operations.

The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.

The Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC approval is required, it is uncertain how long it will take for us to obtain such approval, and any failure to obtain or a delay in obtaining CSRC approval for this registration may subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

As advised by our PRC legal counsel, based on its understanding of the PRC Laws and our corporate structure up to the date of this Annual Report, it is of the opinion that we are not required to apply for the CSRC approval prescribed under the M&A Rules in connection with the Registration. However, there remains uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas registration which is identical or similar to the Registration, and the opinions summarized above will be subject to any new PRC laws, rules and regulations or detailed implementations and interpretations in any form relating to an overseas listing of SPVs like the Company. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as our PRC legal counsel. If it is determined that CSRC approval is required, or if we inadvertently conclude that such approval is not required when it is, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to obtain or delay in obtaining CSRC approval for the sale of securities. These sanctions may include fines and penalties on our operations in China, limitations on our operating privileges in China, delays in or restrictions on the repatriation of the proceeds from this offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our subsidiaries in China, or other actions that could have a material and adverse effect on our business financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for sale of our securities, we may be unable to obtain a waiver of such approval requirements.

Furthermore, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, pursuant to which PRC regulators are required to accelerate rulemaking related to overseas issuance and listing of securities, and improvement to the laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law, including (i) the draft Measures for the Security Assessment for Cross-border Transfer of Personal Information published by the Cyberspace Administration of China, or CAC, in 2019, which may, upon enactment, require security review before transferring personal information out of China, and (ii) Measures for Cybersecurity Review (2021) which provides that, among others, an application for cyber security review shall be made by an issuer who is a critical information infrastructure operator or a data processing operator as defined therein before such issuer’s listing in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure you that we will be able to comply with new regulatory requirements relating to our future overseas capital raising activities and our PRC subsidiary may become subject to more stringent requirements with respect to matters including data privacy, and cross-border investigation and enforcement of legal claims.

Notwithstanding the foregoing, as of the date of this Annual Report on Form 10-K, except as disclosed in the “Risk Factor” section – Risks relating to PRC laws and regulations with respect to foreign exchange,” there are no PRC laws and regulations in force explicitly requiring that our PRC subsidiary obtaining any permission from PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to this registration from the CSRC, the CAC or any other PRC authorities that have jurisdiction over our operations. Our PRC legal counsel has advised us that, based on the above and its understanding of the current PRC laws and regulations, as of the date of this Annual Report on Form 10-K, we are not required to submit an application to the CSRC, the CAC for the approval of this registration. However, our PRC legal counsel has further advised us there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities registration and other capital markets activities. If it is determined in the future that CSRC, the CAC or other approval were required for this registration, our PRC subsidiary may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from this registration into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the Stocks. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this registration before settlement and delivery of the Stocks. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory agencies later promulgate new rules requiring that our PRC subsidiary obtaining their approvals for this registration, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business and operating results.

As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or any other PRC governmental authorities.

Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

In accordance with the PRC Social Insurance Law and the Regulations on the Administration of Housing Fund and other relevant laws and regulations, China establishes a social insurance system and other employee benefits including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance, maternity insurance, housing fund, and a handicapped employment security fund, or collectively the Employee Benefits. An employer shall pay the Employee Benefits for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance and other Employee Benefits that should be assumed by the employees. For example, an employer that has not made social insurance contributions at a rate and based on an amount prescribed by the law, or at all, may be ordered to rectify the non-compliance and pay the required contributions within a stipulated deadline and be subject to a late fee of up to 0.05% or 0.2% per day, as the case may be. If the employer still fails to rectify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times of the amount overdue.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement.

Our PRC subsidiary failed to deposit adequate contributions to the housing funds for all of its employees, but has not received any notice of warning or been subject to penalties or other disciplinary action from the relevant governmental authorities for non-compliance on labor-related laws and regulations. As a remediation, our PRC subsidiary started to deposit the adequate contributions to the housing funds from July 2021 onwards. Before July 2021, our PRC subsidiary failed to deposit adequate contributions of housing provident fund for all employees in accordance with Article 15 of the regulations on the administration of housing provident fund. As of the date of this Annual Report, our PRC subsidiary did not receive any warning and punishment notice from the authority. As advised by the PRC legal counsel, according to Article 38 of the Regulations on the Administration of Housing Provident Funds, if an employer fails to make the housing provident fund contributions on time or at a rate and based on an amount prescribed by the law, or at all, may be ordered by the housing provident fund management center to rectify the non-compliance and pay the required contributions within a stipulated deadline. If the employer still fails to rectify the failure to make housing provident fund contributions within the stipulated deadline, the housing provident fund management center may apply to the people's court for enforcement. The maximum amount that the housing provident fund management center may apply for enforcement could be the total accumulated amount of the company's unpaid housing fund. As of the date of this submission, the total accumulated amount of Xi’an Yuchuang Space Information Technology Co., Ltd.’s, our indirect PRC subsidiary, unpaid housing fund is approximately US$25,000.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company.

Our business is conducted in the PRC, our books and records are maintained in RMB, which is the lawful currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollar. Changes in the exchange rate between the RMB and United States dollar affect the value of our assets and the results of our operations in United States dollar. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition.

Under the PRC Enterprise Income Tax Law, or the EIT Law, our PRC subsidiary may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management, known as SAT Circular 82, which has been revised by the Decision of the State Administration of Taxation on Issuing the Lists of Invalid and Abolished Tax Departmental Rules and Taxation Normative Documents on December 29, 2017 and by the Decision of the State Council on Cancellation and Delegation of a Batch of Administrative Examination and Approval Items on November 8, 2013. Circular 82 has provided certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following criteria are met: (i) the places where senior management and senior management departments that are responsible for daily production, operation and management of the enterprise perform their duties are mainly located within the territory of China; (ii) financial decisions (such as money borrowing, lending, financing and financial risk management) and personnel decisions (such as appointment, dismissal, salary and wages) are made or need to be made by organizations or persons located within the territory of China; (iii) main property, accounting books, corporate seal, the board of directors and files of the minutes of shareholders’ meetings of the enterprise are located or preserved within the territory of China; and (iv) one half (or more) of the directors or senior management staff having the right to vote habitually reside within the territory of China.

If our PRC subsidiary is deemed as a PRC “resident enterprise” by PRC tax authorities, we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiaries which our PRC subsidiary may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends our PRC subsidiary pays to our non-PRC investors, and the gains realized from the transfer of the Company’s common stock may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of the Company’s common stock would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that our PRC subsidiary is treated as a PRC resident enterprise. This could have a material and adverse effect on the value of the price of the Company’s common stock.

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Under the EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, a withholding tax rate of 10% may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise for at least 12 consecutive months prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement and other applicable PRC laws.

However, based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or the SAT Circular 81, which became effective on February 20, 2009, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to Circular on Several Issues regarding the “Beneficial Owner” in Tax Treaties, which became effective as of April 1, 2018, when determining an applicant’s status as the “beneficial owner” regarding tax treatments in connection with dividends, interests, or royalties in the tax treaties, several factors will be taken into account. Such factors include whether the business operated by the applicant constitutes actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax, grant tax exemption on relevant incomes, or levy tax at an extremely low rate. This circular further requires any applicant who intends to be proved of being the “beneficial owner” to file relevant documents with the relevant tax authorities. Our PRC subsidiary is wholly owned by our Hong Kong subsidiary. However, we cannot assure you that our determination regarding our qualification to enjoy the preferential tax treatment will not be challenged by the relevant PRC tax authority or we will be able to complete the necessary filings with the relevant PRC tax authority and enjoy the preferential withholding tax rate of 5% under the Double Tax Avoidance Arrangement with respect to dividends to be paid by our PRC subsidiary to our HK subsidiary, in which case, we would be subject to the higher withdrawing tax rate of 10% on dividends received.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiary. We may make loans to our PRC subsidiary, or we may make additional capital contributions to our PRC subsidiary. Any capital contributions or loans that we, as an offshore entity, make to our PRC subsidiary, are subject to PRC regulations. For example, loans to our PRC subsidiary cannot exceed statutory limits and are subject to foreign exchange loan registrations. Our capital contributions to our PRC subsidiary must be registered with the MOFCOM or its local counterpart.

In light of the various requirements imposed by of PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals on a timely basis or at all, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Government control in currency conversion may adversely affect our financial condition, our ability to remit dividends, and the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our holding companies may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have.

Under existing PRC foreign exchange regulations, Renminbi cannot be freely converted into any foreign currency, and conversion and remittance of foreign currencies are subject to PRC foreign exchange regulations. It cannot be guaranteed that under a certain exchange rate, we will have sufficient foreign exchange to meet our foreign exchange requirements. Under the current PRC foreign exchange control system, foreign exchange transactions under the current account conducted by us, including the payment of dividends, do not require advance approval from SAFE, but we are required to present documentary evidence of such transactions and conduct such transactions at designated foreign exchange banks within China that have the licenses to carry out foreign exchange business. Foreign exchange transactions under the capital account conducted by us, however, must be approved in advance by SAFE.

Under existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, we cannot assure you that these foreign exchange policies regarding payment of dividends in foreign currencies will continue in the future.

In fact, in light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fails to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Company’s common stock. Our capital expenditure plans and our business, operating results and financial condition may be materially and adversely affected.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our business. If such allegations are not proven to be groundless, we and our business operations will be severely affected.

The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

The Company is regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. The Company’s SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in the Company’s SEC reports and other filings are not subject to the review by the China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, reader should review the Company’s SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of the Company, its SEC reports, other filings or any of our other public pronouncements.

Risks relating to PRC laws and regulations with respect to foreign exchange.

The Regulation on Foreign Exchange Administration of the People’s Republic of China (the “Regulation on Foreign Exchange Administration”) was promulgated by the State Council of the PRC and came into effect on August 5, 2008. According to Regulation on Foreign Exchange Administration, a PRC individual that makes direct investment or trades negotiable securities or derivative products overseas shall handle the registration formalities at the foreign exchange administrative department of the State Council. If the relevant provisions require such individual to obtain a pre-approval from or complete a filing with the competent department, he or she shall do so before handling the registration formalities. Where any evasion of foreign exchange control is committed, such as transferring foreign exchange within the territory of the PRC to the overseas in violation of PRC laws and regulations or transferring capital within the territory of the PRC to the overseas by fraudulent means, competent foreign exchange administrative authority shall order the return of the foreign exchange within a prescribed time limit, and impose a fine of no more than 30% of the amount of foreign exchange evading government control; or if the circumstances are serious, impose a fine of no more than 100% but no less than 30% of the amount of foreign exchange evading government control; and if the activity constitutes a crime, the violator shall be subject to criminal liabilities according to relevant laws and regulations. In addition, where any individual, in violation of the foreign exchange provisions, changes the designated use of foreign exchange, the foreign exchange administrative authority shall order such individual to correct such illegal act, confiscate the illegal proceeds and impose a fine of no more than 30% of the amount of violation; or if the circumstances are serious, it may impose a fine of no more than 100% but no less than 30% of the amount of violation.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

Guolin Tao and Ying Sun, each, a “Beneficial Owner,” and together, the “Beneficial Owners”, who are our major beneficial owners and are PRC individuals and PRC residents, have not completed the relevant foreign exchange registrations as required by PRC laws and regulations. We have also requested our shareholders who are PRC individuals or PRC residents to make the necessary applications, filings, and amendments as required under PRC laws and regulations. However, there is uncertainty concerning under what circumstances residents of other countries and regions can be classified as a PRC resident. The PRC government authorities may interpret our beneficial owners’ status differently or their status may change in the future. Moreover, we may not be fully informed of the identities of our beneficial owners and we cannot assure you that all of our PRC individual or PRC resident beneficial owners will comply with PRC laws and regulations with respect to foreign exchange.

Although the current PRC laws and regulations mainly provide for corresponding penalties for PRC individual who is actually in violation of the PRC laws and regulations, we cannot exclude the possibility that any failure of our beneficial owners who are PRC individuals or PRC residents to make any required registrations may subject us to fines and legal sanctions, and prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially adversely affected.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

China’s economy has experienced increases in labor costs in recent years, which is expected to continue to grow. The average wage level for our employees will also need to be increased in order to keep them. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to pass on these increased labor costs to our customers by increasing prices for our products or services, our profitability and results of operations may be materially and adversely affected.

In addition, our PRC subsidiary has been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefits of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and its amendments that became effective in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that our PRC subsidiary decides to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If our PRC subsidiary is deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we may be involved in legal proceedings and commercial disputes. Such proceedings or disputes are typically claims that arise in the ordinary course of business, including, without limitation, commercial or contractual disputes, and other disputes with customers and suppliers, intellectual property matters, tax matters and employment matters. There can be no assurance that such proceedings and claims, should they arise, will not have a material adverse effect on our business, results of operations and financial condition.

The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company.

If any of the directors and executive officers of the Company’s subsidiaries, as well as our employees who execute other strategic initiatives, have a conflict of interests with the Company, they may bring an opportunity elsewhere. Thereby, we would lose out on the business.

Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities.

To ensure the use of our seals and seals, our PRC subsidiary has established internal control procedures and rules for the use of these seals and seals. If a seal and seal are to be used, the responsible person will submit an application through our office automation system, and the application will be verified and approved by an authorized employee in accordance with our internal control procedures and rules. In addition, in order to maintain the physical security of the seals, we usually store them in a secure location that only authorized employees can access. Although we monitor these authorized employees, these procedures may not be sufficient to prevent all abuse or negligence. Our employees are at risk of abuse of authority. For example, any employee who acquires, abuses or misappropriates our seals and seals or other controlling intangible assets for any reason, we may suffer from disruption of normal business operations, and we may have to take a company or legal action, this can cost a lot of time and money.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been significant. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon.

While the Company’s service of process provider, National Registered Agent, Inc., is located at 701 Carson Street, Suite 200, Carson City, NV 89701, USA, there is no guarantee that service of process can be successfully completed against the Company’s operating subsidiaries, or its management, as they are based in China. Even with successful service of process to National Registered Agent, you may be unable to enforce a court judgment against the Company’s operating subsidiaries or its management, as they have no property in the United States, to which such judgment could be attached.

You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report on Form 10-K based on foreign laws.

We, through our PRC subsidiary, conduct our business in China, and our assets are located in China. In addition, all of our senior executive officers are PRC nationals and they have lived in China for a significant portion of time. As a result, it may be difficult or impossible for you to bring an action against us or against our management named in this Annual Report on Form 10-K in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise as it may be difficult for our shareholders to effect service of process upon us or those persons inside China. Furthermore, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Furthermore, as a matter of law or practicality, it is generally difficult to pursue shareholder claims including securities law class actions and fraud claims in China, which are contrarily common in the United States. For example, you may experience significant legal and practical obstacles to obtaining necessary information for shareholder investigations or litigations outside China or with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, so far no such cooperation has been established with the United States securities regulatory authorities. In addition, Article 177 of the PRC Securities Law which became effective in March 2020 promulgated that no overseas securities regulator is allowed to conduct investigation or evidence collection activities directly in the PRC. Therefore, without approval from the competent PRC securities regulators and relevant authorities, no organization or individual may provide documents and materials relating to the securities activities to overseas entities. While detailed interpretation of or implementation rules under Article 177 has yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We, through our PRC subsidiary, receive our revenue in Renminbi. Under our current corporate structure, our income is primarily derived from dividend payments from Entrepreneurship World Consultants, the EWC WFOE. Shortages in the availability of foreign currency may restrict the ability of EWC WFOE to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, conversion of Renminbi is permitted, without prior approval from the SAFE, for current account transactions, including profit distributions, interest payments and expenditures from trade-related transactions, as long as certain procedural requirements are complied with. However, any existing and future restrictions on currency exchange in China may limit our ability to convert cash derived from our operating activities into foreign currencies to fund expenditures denominated in foreign currencies. If the foreign exchange restrictions in China prevent us from obtaining U.S. dollars or other foreign currencies as required, our PRC subsidiary may not be able to pay dividends in U.S. dollars or other foreign currencies to our Shareholders.

The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, the Company’s investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

As a public company with securities quoted on the OTC Pink Sheets, the Company will be required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since the Company’s auditor is located in Hong Kong and China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of the Company’s auditor. This lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the Company’s auditor based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or HFCAA, was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The Company’s independent registered public accounting firm is located in and organized under the laws of Hong Kong and China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore the Company’s auditors are not currently inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final amendments, which will become effective 30 days after publication in the Federal Register, relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. As of the date of this Annual Report, the SEC is seeking public comment on this identification process. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before the Company’s securities may be delisted or prohibited from trading.

On November 5, 2021, the SEC approved PCAOB Rule 6100, Board Determination Under the Holding Foreign Companies Accountability Act, effective immediately. The rule establishes “a framework for the PCAOB’s determinations under the HFCAA that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction.”

On December 2, 2021, SEC has announced the adoption of amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (Commission-Identified Issuers). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a "foreign issuer," as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the adopting release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA. The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in this Annual Report on Form 10-K for the years ended December 31, 2021 and 2020, was issued by CZD CPA, an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. The Company’s auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, the Company’s securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if the Company’s auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if the Company does not engage an auditor that is subject to regular inspection by the PCAOB, its common stocks may be delisted.

The SEC may propose additional rules or guidance that could impact the Company if its auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of the Company’s common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of the Company’s auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If the Company is unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading “over-the counter” either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of the Company’s stock. Also, such a delisting would significantly affect the Company’s ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

Risks Related to the Market for the Company’s Common Stock

Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval.

Our CEO and majority shareholder, Mr. Guolin Tao, has beneficial ownership of 1,030,916,276 shares of common stock of the Company. These shares represent ownership of approximately 60.60% of the Company’s common stock as of April 13, 2022. Mr. Guolin Tao may be able to determine all matters requiring shareholder approval. For example, Mr. Guolin Tao may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited transaction proposals or offers for the Company’s common stock that you may believe are in your best interest as one of our shareholders.

Since the Company’s common stock is traded on the OTC Pink Sheets, an active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile.

Presently, the Company’s common stock is traded on the Over-The-Counter (“OTC”) Pink Sheets. Presently there is limited trading in the Company’s stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of the Company’s common stock may be limited, and a lack of visibility for shares of the Company’s common stock may have a depressive effect on the market price for shares of its common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of the Company’s common stock. Moreover, the OTC Pink Sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

The Company’s Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock.

The Company’s board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of the Company’s common stock. In addition, the Company’s board could authorize the issuance of a series of preferred stock that has greater voting power than the Company’s common stock or that is convertible into the Company’s common stock, which could decrease the relative voting power of the Company’s common stock or result in dilution to the Company’s existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of the Company’s common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of the Company’s common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

There is a limited public market for the Company’s common stock.

There is currently a limited public market for the common stock. Holders of the Company’s common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.

The Company’s Articles of Incorporation authorizes the issuance of 1,800,000,000 shares of common stock. As of April 13, 2022, we have 1,701,181,423 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.

The Company’s common stock currently trades on the OTC Pink Sheets under the symbol “EUBG” and currently there is minimal trading in the Company’s common stock. There can be no assurance as to the liquidity of any markets that may develop for the Company’s common stock, the ability of holders of the Company’s common stock to sell the Company’s common stock, or the prices at which holders may be able to sell the Company’s common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of the Company’s common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s common stock, and the market value of the Company’s common stock would likely decline.

The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of the Company’s common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located outside of the United States. In addition to market and industry factors, the price and trading volume for the Company’s common stock may be highly volatile for factors specific to our own operations, including the following:

●	variations in our revenues, earnings and cash flow;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new offerings, solutions and expansions by us or our competitors;

●	changes in financial estimates by securities analysts;

●	detrimental adverse publicity about us, our brand, our services or our industry;

●	additions or departures of key personnel;

●	sales of additional equity securities; and

●	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which the Company’s common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell.

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of the Company’s shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell the Company’s shares. Accordingly, even if we are successful in having the shares available for trading on the OTC, investors should consider any secondary market for the Company’s securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, the Company’s shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of the Company’s common stock. The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that the Company’s common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that the Company’s common stock will qualify for exemption from the Penny Stock Rule. In any event, even if the Company’s common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

We were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted unless at the time of a proposed sale, we have filed Form 10 information with the SEC, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of the Company’s securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of the Company’s securities to decline. There can be no assurance that we will ever meet these conditions and any purchases of the Company’s shares are subject to these restrictions on resale.

We currently do not have an audit or compensation committee

Because we do not have an audit or compensation committee, stockholders will have to rely on the Company’s entire Board of Directors, none of which are independent, to perform these functions. Since we do not have an audit or compensation committee comprised of independent directors, these functions are performed by the Company’s Board of Directors as a whole. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We are subject to compliance with Security laws exposure

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights. We may offer to sell the Company’s shares of the Company’s common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission and state securities agencies.

There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.

Because we do not intend to pay any cash dividends on shares of the Company’s common stock, the Company’s stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on shares of the Company’s common stock in the foreseeable future. Unless we pay dividends, the Company’s stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares of the Company’s common stock when desired.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Company’s securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if the Company’s non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceed $1.07 billion, or the market value of the Company’s common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find the Company’s shares less attractive because we may rely on these provisions. If some investors find the Company’s shares less attractive as a result, there may be a less active trading market for the Company’s shares and the Company’s share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We, through our PRC subsidiary, lease 289.12 square meter of office space in China located at Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China. Our rent for the office space in Xi’an, China, is $62,212 per year, with a lease term of 3 years, which terminates in July 2024.

Item 3. Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is currently quoted on the OTC market “Pink Sheets Current Information” under the symbol EUBG. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of April 13, 2022, we had 160 holders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Common and Preferred Stock

The Company’s authorized capital stock consists of 1,800,000,000 shares of common stock, par value $0.0001 per share, and 1,100,000 shares of preferred stock, par value $0.0001 per share. As of April 13, 2022, there were 1,701,181,423 shares of the Company’s common stock issued and outstanding and 0 shares of the Company’s preferred stock issued and outstanding.

Options and Warrants

None.

Debt Securities

None.

Dividends Policy

The Company has not declared any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

The Company has no equity compensation plans.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto contained at the end of this Annual Report. Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated, including, but not limited to, those discussed in Part I, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference. See “Special Note regarding Forward-Looking Statements” included in this Annual Report for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

Impact of COVID-19

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

As of December 31, 2021, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of our revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first quarter of 2022. Due to the government measures taken to contain COVID-19, the offline activities of our PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for our consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of our customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xi’an city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. This affected both our digital marketing consulting services and our KOL Training Related Services in 2020, 2021 and early of 2022.

We achieved an operating revenue of $5,637,396 and $9,187,023 for the years ended December 31, 2021 and 2020, respectively, representing a decrease of approximately 38.6% from the prior year. COVID-19 has and may continue to adversely affect our financial and business performance.

Overview

Prior to the Transaction on May 15, 2019, we were inactive from 2007 to 2019, and did not have any active business activities. In May of 2019, the new major shareholders rejuvenated marketing consultancy services and e-commerce business in China to the Company and its subsidiaries. EUBG is a holding company for its operating subsidiaries. Our PRC subsidiary’s operations in China are the primary operations of the Company. While substantially all of our operations are located in China, we currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent Development

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using CNPTTN’s name from January 30, 2022. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird until further notice. Jade Bird is an authorized licensee of CNPTTN. For the years ended December 31, 2021 and 2020, the digital training related services with Jade Bird represented 20.9% and 0% of our total revenue, or $1,176,515 and $0, respectively.

Comparison of Results of Operations of the Years ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations for the years ended December 31, 2021 and 2020:

	2021	2020
Revenue	$5,637,396	$9,187,023
Cost of revenue	(1,827,082)	(661,462)
Gross profit	3,810,314	8,525,561
Selling expenses	(253,958)	(188,900)
General and administrative expenses	(1,668,432)	(935,302)
Total other income, net	187,392	71,556
Income before income tax	2,075,316	7,472,915
Income tax expense	(988,916)	(2,504,845)
Net income	$1,086,400	$4,968,070

Revenue and cost of revenue

During the year ended December 31, 2021, we generated revenue of $5,637,396 compared to $9,187,023 for the year ended December 31, 2020, representing a decrease of $3,549,627 or 38.6% as compared with the prior year. The decrease in revenue was due to the realignment of our resources to focus on our KOL Training Related Services business, which resulted in the suspension of certain consulting services from April 2021 to August 2021. We resumed these consulting services from August 2021 to maintain diversified services to our customers. Cost of revenue was $1,827,082 for the year ended December 31, 2021 compared to $661,462 for year ended December 31, 2020. The cost of revenue for the year ended December 31, 2021 increased because we started the digital training related services during the year and incurred agency fees of $579,959 and direct operation costs of $391,125 for the services. For the year ended December 31, 2020, the cost of revenue mainly represented the staff costs for our consulting services.

Selling expenses

During the year ended December 31, 2021, we incurred $253,958 selling expenses compared to $188,900 for the year ended December 31, 2020, representing an increase of $65,058 or 34.4% as compared with the prior year. The increase of selling expenses was mainly due to more staff costs incurred in marketing our KOL Training Related Services for the year ended December 31, 2021.

General and administrative expenses

During the year ended December 31, 2021, we incurred $1,668,432 general and administrative expenses compared to $935,302 for the year ended December 31, 2020, representing an increase of $733,130 or 78.4% as compared with the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

For the year ended December 31, 2021, we incurred audit fees, professional fees and consultancy fees of $346,664, $270,400 and $226,807, respectively, to assist us in complying with the relevant reporting requirements. For the year ended December 31, 2020, we incurred audit fees, professional fees and consultancy fees of $204,942, $100,808 and $77,176, respectively because we engaged our new company lawyer and consultants during the year.

In addition, we incurred social insurance of $124,386 for the year ended December 31, 2021. There was only $4,911 incurred for the year ended December 31, 2020 because the PRC government waived employer obligations on social security contributions for a specified period of time to ease the burden of enterprises arising from COVID-19 in 2020 and our PRC subsidiary failed to deposit adequate contributions to the housing funds for the year ended December 31, 2020.

Total other income, net

During the year ended December 31, 2021, we generated net other income of $187,392 compared to $71,556 for the year ended December 31, 2020, representing an increase of $115,836 or 161.9% as compared with the prior year. Our other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the year ended December 31, 2021, we incurred income tax expense of $988,916 compared to $2,504,845 for the year ended December 31, 2020, representing a decrease of $1,515,929 or 60.5% as compared with the prior year. The income tax expense consisted of income taxes charged in China and Hong Kong.

For the year ended December 31, 2021, our income tax expenses comprised of current tax and deferred tax expenses of $767,877 and $221,039, respectively, compared to $1,952,840 and $552,005 for the year ended December 31, 2020. The decrease of the current tax and deferred tax was mainly resulted from a lower profit caused by the realignment of our resources to focus on our KOL Training Related Services business.

Net income

As a result of the above, we generated a net income of $1,086,400 and $4,968,070 for the year ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Working Capital

	December 31,
	2021	2020
Cash and cash equivalents	$7,649,129	$3,846,470
Total current assets	7,772,994	7,343,796
Total assets	8,201,140	7,725,020
Total liabilities	1,439,526	2,153,999
Accumulated deficit	(357,403)	(1,443,803)
Total equity	6,761,614	5,571,021

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2021	2020
Net cash generated from operating activities	$451,663	$6,484,220
Net cash generated from (used in) investing activities	3,289,189	(3,414,622)
Net cash (used in) generated from financing activities	(7,566)	170,198
Effect of exchange rate changes on cash and cash equivalents	69,373	206,796
Cash and cash equivalents, beginning of year	3,846,470	399,878
Cash and cash equivalents, end of year	$7,649,129	$3,846,470

Cash generated from operating activities

Net cash generated from operating activities for the year ended December 31, 2021 was $451,663, as compared to net cash generated from operating activities of $6,484,220 for the year ended December 31, 2020, representing a decrease of $6,032,557 or 93.0% as compared with the prior year. The decrease of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $1,086,400 for the year ended December 31, 2021, as compared to $4,968,070 for the year ended December 31, 2020. The decrease of net income of $3,881,670 or 78.1% was mainly due to the suspension of certain consulting services from April, 2021 to August, 2021 which directly reduced our operating cash inflow; while we had incurred more general and administrative expenses due to our business growth which increased our operating cash outflow.

Cash outflow of deferred tax was $293,366 for the year ended December 31, 2021, as compared to cash inflow of $552,005 for the year ended December 31, 2020. The cash outflow of $293,366 for the year ended December 31, 2021 was due to our PRC subsidiary distributed dividends to our Hong Kong subsidiary during the period, while the cash inflow of $552,005 for the year ended December 31, 2020 was mainly resulted from the recognition of withholding tax arising from the undistributed profits of our PRC subsidiary.

Cash inflow of trade payables was $115,561 for the year ended December 31, 2021, as compared to cash outflow of $57,954 for the year ended December 31, 2020. The cash inflow of $115,561 for the year ended December 31, 2021 was due to the late settlement of the account payables with some service vendors during the year.

Cash outflow of other payables and accrued liabilities was $220,493 for the year ended December 31, 2021, as compared to cash inflow of $395,583 for the year ended December 31, 2020. The cash outflow of $220,493 for the year ended December 31, 2021 was due to the settlement of the accrued audit fee, consultancy fee and professional fee during the period; while the cash inflow of $395,583 for the year ended December 31, 2020 was mainly resulted from our business growth and we accrued more value-added tax payables during the period.

Cash outflow of tax payables was $563,979 for the year ended December 31, 2021, as compared to cash inflow of $415,984 for the year ended December 31, 2020. The cash outflow of $563,979 for the year ended December 31, 2021 was due to the suspension of certain consulting services from April, 2021 to August, 2021 and we provided current tax of $767,877 during the year. Such amount was net off with $1,326,242 income tax paid during the period. The cash inflow of $415,984 for the year ended December 31, 2020 was mainly resulted from our business growth and we provided current income tax of $1,952,840 during the year. Such amount was net off with $1,536,857 income tax paid during the year.

Cash inflow of amount due from a related company was $235,930 for the year ended December 31, 2020 because all the outstanding amount had been settled by the related company during the year. We did not conduct any business with related parties during the year ended December 31, 2021, so no amount due from a related party was recorded in the year.

As we had realigned our resources to focus on our KOL Training Related Services, we expect to generate more cash inflows in the coming years. We continue to monitor our level of operating expenses in order to maintain a positive cash flow position. Therefore, we do not consider the decrease of net cash generated from operating activities for the year ended December 31, 2021 as an identified trend to our operating cash flow.

Cash generated from (used in) investing activities

Net cash generated from investing activities for the year ended December 31, 2021 was $3,289,189 as compared $3,414,622 used in investing activities for the year ended December 31, 2020. The net cash generated from investing activities for the year ended December 31, 2021 were mainly due to the acquisition of debt products of $2,789,855 and the redemption of debt products of $5,889,695; while the net cash used in investing activities for the year ended December 31, 2020 were mainly due to the acquisition of debt products of $2,897,689 and there was no redemption during the year.

Cash (used in) generated from financing activities

Net cash used in financing activities for the year ended December 31, 2021 was $7,566, as compared to $170,198 generated from financing activities for the year ended December 31, 2020. The net cash used in financing activities for the year ended December 31, 2021 was mainly due to the repayment of borrowings of $128,656 offsetting against advance from a director of $121,090; while the net cash generated from financing activities for the year ended December 31, 2020 was mainly due to the proceed from borrowing of $128,927 and advance from a director of $41,271.

Future Capital Requirements

We believe that our ability to generate cash from operations are adequate to fund working capital, capital spending and other cash needs for at least the next 12 months. Our ability to generate adequate cash from operations in the future, however, will depend on, among other things, our ability to successfully implement our business strategies while continuing to tightly control our expenses, and to manage the impact of changes to the PRC regulatory environment. We can give no assurance that we will be able to successfully implement those strategies and cost control initiatives, or successfully adjust to any changes to PRC laws and regulations impacting our business. In addition, changes in our operating plans, lower than anticipated sales, increased expenses, interest rate increases, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. We can give no assurance that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to holders of the Company’s common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Contractual Obligations

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	155,530	62,212	93,318	-	-
TOTAL	$155,530	$62,212	$93,318	$-	$-

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included herein at “Item 13, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In its two most recent fiscal years, the Company has had no disagreements with its independent accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

1.	We did not maintain appropriate cash controls – We had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in our bank accounts.

2.	We did not implement appropriate information technology controls – We were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2021. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Despite the material weaknesses and deficiencies reported above, our management believes that our financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable. For further information, see Item 1A. Risk Factors— “The audit report included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, the Company’s investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers.

Name	Age	Position(s)
Guolin Tao	45	Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer (principal executive officer and principal financial officer)
Jianyong Li	38	Director
Lijun Yuan	56	Director

Set forth below is a brief description of the background and business experience of each of the Company’s current executive officers and directors.

GUOLIN TAO – Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

Mr. Tao has more than 20 years of professional experience in business consultation, operations, management and in the marketing industry. From 2015 to now, he has been the chairmen of two non-profit organizations: Qiming Public Welfare Foundation (1/2015 to 9/2020) and Gansu Guolin Welfare Foundation (9/2020 to present). Mr. Tao serves as CEO, CFO of Entrepreneur Universe Bright Group (EUBG) and also serves as the CFOs of the subsidiaries of EUBG in Hong Kong and China. He focuses his arears in digital marketing, brands marketing and consumer economics. He is the authors of “The Power of Consuming”, “No Names”, and “Winning in the System”, which are the popular marketing books in China. Mr. Tao graduated from Beijing Institute of Technology with a BS degree, and was graduated from Beijing University of Posts and Telecommunications with MBA degree.

JIANYONG LI – Director

Mr. Li is known as a startup team operation specialist and problem-solver for emergencies event coordinator & management specialist in China. He has served several times as the chairperson of conference and organize hundreds of Charity Fundraising Event. Mr. Li graduated from Beijing Institute of Technology with Bachelor’s degree in Business Administration. He is currently the CEO of Entrepreneurship World Technology Holding Group Company Limited, the subsidiary of the Company in Hong Kong. He was the deputy secretary-general of Qiming Public Welfare Foundation responsible for carrying out public service activities in education, career for people with disabilities, and social welfare during the tenure. He has rich experiences as a marketing manager and led thousands of marketing teams which attained annual sales of more than billions of dollars in China. Mr. Li has been named as a team operations leader in the Asia-Pacific region in the marketing industry. He was awarded by China Annual Economic Summit as 2020 Top Ten Economic (Industry) Innovative Entrepreneurs.

LIJUN YUAN – Director

Mr. Yuan is currently the CEO of Xian Yunchuang Space Information Technology Co., Ltd., the subsidiary of the Company in China. He worked for Jucheng Group which ranked first in the training industry in China, as Group Chief Operator. He worked as president for Shengshi Impact Education and Training Group, Shanghai Huiju International Education Group, Shengshang (Beijing) Holding Group Limited, and Beijing Shengshang Education&Tech Co. Ltd. in the past 10 years. He was awarded a Master’s degree of Business Administration from Xi’an Jiaotong University. Mr. Yuan was honored as 2016 Top Ten Innovators Award in Shaanxi Province, and 2020 Most Influential People of Chinese National Brand.

Term of Office

The Company’s Directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws. The Company’s officers are appointed by the Company’s board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

Mr. Guolin Tao is considered a significant employee. Mr. Guolin Tao has more than 20 years of professional experience in business consultation, operations, management and in the marketing industry. Mr. Guolin Tao serves as the CEO, CFO of the Company and also serves as the CFOs of the subsidiaries of EUBG in Hong Kong and China. A copy of our employment contract with Mr. Guolin Tao is included as Exhibit 10.1 to this Annual Report

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of the Company’s current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

Audit Committee

We have not adopted an audit committee charter.  The Company’s board of directors will serve the function of the audit committee.  The board of directors in the future intends to establish an audit committee.

Compensation Committee and Governance and Nomination Committee

We have not adopted a compensation committee and governance committee charters. The board of directors currently serves these functions.  The board of directors will consider establishing a compensation committee and governance committee in the future.

Code of Conduct and Ethics

We have not adopted a Code of Conduct for the Company’s executive officers, directors and the Company’s employees.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s named executive officers paid by us during the years ended December 31, 2021 and 2020.

		Annual Compensation			Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)

Guolin Tao, Chairman, CEO, and CFO(1)	2021	197,924	31,482	175,534	-	-	404,940
	2020	191,245	26,154	121,462	-	-	338,861

(1)	Paid by the subsidiaries Entrepreneurship World Technology Holding Group Company Limited and Xian Yunchuang Space Information Technology Co., Limited (formerly known as “Entrepreneurship World Consultants Limited”) in Hong Kong and China.

Employment Agreement

The Company entered into an employment agreement with Mr. Guolin Tao in his capacity of the CEO and director of the Company, effective as of October 19, 2019, pursuant to the employment agreement signed between Xian Yunchuang Space Information Technology Co., Ltd. (formerly known as “Entrepreneurship World Consultants Limited”) and Mr. Guolin Tao.

Options/SAR Grants

During the last fiscal year, we have not granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals.

Aggregated Option/SAR exercised and Fiscal year-end Option/SAR value table

Neither the Company’s executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Stock Option Plan

We have not adopted a stock option plan.

Long-term incentive plans

We have not adopted long term incentive plan.

Defined benefit or actuarial plan disclosure

As required by Chinese law, our PRC subsidiary contributes 10% of an individual employee’s monthly salary to pension insurance.

Compensation of Directors

We do not have any non-executive directors and currently no compensation arrangements are in place for the compensation of directors.

Employment contracts and termination of employment and change-in-control arrangements

None of the Company’s officers or employees is under an employment contract or has contractual rights triggered by a change in control of the company.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and the Company’s board of directors will serve this function.  No interlocking relationship exists between the Company’s board of directors and the board of directors or compensation committee of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 13, 2022, the number of shares of the Company’s common stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Unless otherwise indicated, the business address of each of the Company’s directors and executive offices is Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership (2)
Directors and Officers:
Guolin Tao(3)	1,030,916,276	60.60%
Jianyong Li	21,347,916	1.25%
Lijun Yuan	30,000,000	1.76%
All executive officers and directors as a group (3 person)	1,082,264,192	63.61%
5% Holders:
Tethys Fountain Limited(3) Vistra Corporate Services Center Wickhams Cay II, Road Town Tortola, VG 1110, British Virgin Island	1,030,916,276	60.60%
New Finance Consultants Limited(4) 957 Road Town Tortola, British Virgin Island	140,899,285	8.28%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 1,701,181,423 shares of common stock issued and outstanding.

(3)	Guolin Tao is the indirect beneficial owner of 1,030,916,276 shares of common stock of the Company through Tethys Fountain Limited, of which Guolin Tao is the indirect beneficial owner of 100% of its share capital.

(4)	Sun Ying is the indirect beneficial owner of 140,899,285 shares of common stock of the Company through New Finance Consultants Limited, of which Sun Ying is the indirect beneficial owner of 100% of its share capital.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of the Company’s common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company’s common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

The following is the list of the related parties with which we had transactions in the past two years:

(a)	Xi’an CNT – a company incorporated in the PRC, Xian. As of December 31, 2021, the shareholders of Xi’an CNT are 90% owned by certain family members of Mr. Guolin Tao, among them - 45% is owned by the sister of Mr. Guolin Tao, Ms. Zhiyan Tao and 45% is owned by the brother-in-law of Mr. Guolin Tao, Mr. Pan Chang.

(b)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC. The CEO of the Company, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and such equity interest was fully transferred to Ms. Hanye Chang, the spouse of Mr. Guolin Tao, on January 26, 2021.

(c)	Ms. Hanye Chang, the spouse of Mr. Guolin Tao.

(d)	Mr. Yong Chang, the father in law of Mr. Guolin Tao.

(e)	Mr. Jianyong Li, a director of the Company.

(f)	New Finance Consultants Limited, a shareholder of the Company, holding 8.3% equity interest as of December 31, 2021 and December 31, 2020.

(g)	Xian Yuanchuang Tribe Technology Co., Ltd. (“Yuanchuang Tribe”)– a company incorporated in the PRC, Ms. Hanyu Chang, spouse of Mr. Guolin Tao, indirectly held 29.99% equity interest from November 29, 2019 to February 10, 2021.

(h)	Xian Yuanchuang Federation Information Technology Co., Ltd. (“Yuanchuang Federation”)- a company incorporated in the PRC, Yuanchuang Tribe held 100% equity interest December 30, 2019 to September 10, 2021.

Described below are certain transactions or series of transactions between us and certain related persons.

Related party transaction

1.

Pursuant to an agreement signed on November 9, 2019, our PRC subsidiary agreed to provide sourcing services to Xi’an CNT, which include but not limit to product procurement, coordination with suppliers and monitoring product quality. Our service fee represents the difference between the product price charged by our suppliers and the price that we charged Xi’an CNT and supplier as its service fee. This agreement expired on May 8, 2020.

As a result of above agreements, services fees of $49,259 were recorded as revenue earned from Xi’an CNT for the years ended December 31, 2020. The revenue was not recurred in 2021 as the agreements were either terminated or ceased.

2.

On March 8, 2020, our PRC subsidiary purchased a 2016 Europe-manufactured motor vehicle with Model No. of Mercedes-Benz V250 WD4WG2E1 from Ms. Hanye Chang for $86,931. The purchase prices were determined based on the market price of similar vehicles with similar conditions at the time of purchase.

On March 12, 2020, our PRC subsidiary purchased a 2018 China-manufactured motor vehicle with Model No. of Buick SGM6522UAA2 from Mr. Yong Chang for $45,639. The purchase prices were determined based on the market price of similar vehicles with similar conditions at the time of purchase.

On March 3, 2020, our PRC subsidiary purchased a 2014 China-manufactured motor vehicle with Model No. of Mercedes-Benz BJ7182EVXL from Mr. Jianyong Li for $28,997. The purchase prices were determined based on the market price of similar vehicles with similar conditions at the time of purchase.

The Company uses these motor vehicles for daily operational needs.

3.

On November 1, 2019, the PRC subsidiary entered into a loan agreement with Baiyin Wujinxia in the amount of $305,804 (RMB2,000,000) for a period from November 1, 2019 to June 30, 2021. The loan is unsecured and bears fixed interest at 4.75% per annum. The total loan amount (including principle and interest) was fully repaid to the Company on June 18, 2021, and the loan agreement was terminated on the same date.

We had recorded interest income of $5,794 and $3,888 for the year ended December 31, 2021 and 2020, respectively.

4.

On June 1, 2021, the PRC subsidiary entered into service agreements with Yuanchuang Tribe and Yuanchuang Federation to develop a web application supporting the KOL Training Related Services.

We recorded IT expenses of $60,718 and $86,718, respectively, for the services provided by Yuanchuang Tribe and Yuanchuang Federation for the year ended December 31, 2021.

Procedures for Approval of Related Party Transactions

The Company’s Board of Directors is charged with reviewing and approving all potential related party transactions. We have not adopted other procedures or policy for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis. Any Related Party Transaction that is not approved by the non-interested directors prior to its effectiveness or consummation and that is not subsequently ratified by non-interested directors shall be voidable at the option of the non-interested directors and all persons subject to this principal shall take all necessary action to unwind any Related Party Transaction voided by the non-interested directors on terms that are fair to the Company and its shareholders.

Item 14 . Principal Accountant Fees and Services.

For the years ended December 31, 2021 and 2020, the Company’s independent public accounting firm was Centurion ZD CPA & Co. (“CZD”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by CZD, the Company’s Independent Registered Public Accounting Firm, for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit fees(1)	$399,565	$53,000
Audit related fees(2)	32,000	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$431,565	$53,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report on Form 10-K.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal year ended December 31, 2020.

(3)	The Company’s auditors did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2021 and 2020.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a) Financial Statements

(a) Financial Statements and Financial Statement Schedules.

The following financial statements of Entrepreneur Universe Bright Group, and the Report of Independent Registered Public Accounting Firm, are included in this report:

Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(b) Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation amending number of shares of Common Stock and Preferred Stock authorized for issue (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.3	Certificate of Withdrawal of Certificate of Designation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation for Name Change (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.5	Bylaws (Incorporated herein by reference to Exhibit 3.5 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
10.1+	Employment Agreement with Guolin Tao, dated October 19, 2019 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
10.2	Form of Customer Cooperation Agreement (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 10A Amendment No. 2 filed with the SEC on October 21, 2021)
10.3	Service Agreement, dated October 19, 2019, and Agreement on Dissolution of Contract, dated December 1, 2019, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.4	Drop Shipping Cooperation Agreement dated November 19, 2019 (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.5	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.6	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.7	Data Sharing Cooperation Agreement, dated October 28, 2019, and Termination Agreement, dated May 8, 2020, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.8	Loan Agreement, dated December 1, 2019, with Baiyin Wujin Gorge Culture Communication Co., Ltd. (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
21.1	Subsidiaries
23.1	Consent of King & Wood Mallesons
31.1	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with the SEC.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2022	Entrepreneur Universe Bright Group

	By:	/s/ Guolin Tao
	Name:	Guolin Tao
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guolin Thao	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	April 15, 2022
Guolin Thao

/s/ Jianyong Li	Director	April 15, 2022
Jianyong Li

/s/ Lijun Yuan	Director	April 15, 2022
Lijun Yuan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Entrepreneur Universe Bright Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entrepreneur Universe Bright Group and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (l) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2020.

Hong Kong, China

April 15, 2022

PCAOB ID: 2769

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(In U.S. dollars except for number of shares)

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,649,129	$3,846,470
Debt products	-	3,058,041
Accounts receivable	67,940	202,183
Other receivables and prepayments	55,925	50,306
Loan to a related company	-	186,796
Total current assets	7,772,994	7,343,796

NON-CURRENT ASSETS
Plant and equipment, net	281,448	355,609
Operating lease right-of-use assets, net	146,698	25,615
Total non-current assets	428,146	381,224

TOTAL ASSETS	$8,201,140	$7,725,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$115,833	$-
Other payables and accrued liabilities	402,158	618,508
Contract liabilities	216,142	-
Receipt in advance	5,161	50,369
Operating lease liabilities, current	59,370	29,933
Tax payables	39,545	595,338
Amount due to a shareholder	-	53,000
Amount due to a director	171,443	51,309
Borrowings	-	128,996
Total current liabilities	1,009,652	1,527,453

NON-CURRENT LIABILITY
Deferred tax liabilities	342,546	626,546
Operating lease liabilities, non-current	87,328	-
Total non-current liabilities	429,874	626,546

TOTAL LIABILITIES	1,439,526	2,153,999

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2020: Nil) shares issued and outstanding as of December 31, 2021	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2020: 1,701,181,423) shares issued and outstanding as of December 31, 2021	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Accumulated deficit	(357,403)	(1,443,803)
Accumulated other comprehensive income	429,940	325,747
Total stockholders’ equity	6,761,614	5,571,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,201,140	$7,725,020

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars except for number of shares)

	2021	2020
Revenue	$5,637,396	$9,187,023
Cost of revenue	(1,827,082)	(661,462)
Gross profit	3,810,314	8,525,561
Selling expenses	(253,958)	(188,900)
General and administrative expenses	(1,668,432)	(935,302)
Profit from operations	1,887,924	7,401,359
Other income (expenses):
Interest income	76,952	36,721
Exchange loss	(476)	(813)
Sundry income	110,916	35,648
Total other income, net	187,392	71,556
Income before income tax	2,075,316	7,472,915
Income tax expense	(988,916)	(2,504,845)
Net income	$1,086,400	$4,968,070
Other comprehensive income
Foreign currency translation adjustment	104,193	329,795
Total comprehensive income	$1,190,593	$5,297,865

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars except for number of shares)

	Common Stock		Additional	Preferred stock				Accumulated Other Comprehensive	Total
	Number of		Paid-In	Number of		Statutory	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Deficit	(Loss)	Equity
Balance as of January 1, 2020	1,701,181,423	$170,118	$6,453,048	-	$-	$34,720	$(6,380,682)	$(4,048)	$273,156

Net income	-	-	-	-	-	-	4,968,070	-	4,968,070
Foreign currency translation adjustment	-	-	-	-	-	-	-	329,795	329,795
Statutory reserve	-	-	-	-	-	31,191	(31,191)	-	-

Balance as of December 31, 2020	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(1,443,803)	$325,747	$5,571,021

Net income	-	-	-	-	-	-	1,086,400	-	1,086,400
Foreign currency translation adjustment	-	-	-	-	-	-	-	104,193	104,193

Balance as of December 31, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	429,940	6,761,614

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars)

	2021	2020
Cash flows from operating activities
Net income	$1,086,400	$4,968,070
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	83,212	32,059
Amortization of operating lease right-of-use assets	39,367	31,350
Deferred tax	(293,366)	552,005
Changes in operating assets and liabilities:
Other receivables and prepayments	(5,186)	(27,577)
Accounts receivable	137,165	(28,585)
Amount due from a related company	-	235,930
Amount due to a shareholder	(53,000)	53,000
Accounts payable	115,561	(57,954)
Other payables and accrued liabilities	(220,493)	395,583
Tax payables	(563,979)	415,984
Contract liabilities	215,636	(87,490)
Receipt in advance	(45,909)	29,104
Operating lease liabilities	(43,745)	(27,259)
Net cash generated from operating activities	451,663	6,484,220

Cash flows from investing activities
Purchase of property, plant and equipment	-	(369,021)
Acquisition of debt products	(2,789,855)	(2,897,689)
Redemption of debt products	5,889,695	-
Loan to a related company	(123,994)	(147,912)
Repayment from a related company	313,343	-
Net cash generated from (used in) investing activities	3,289,189	(3,414,622)

Cash flows from financing activities
Proceed from borrowings	-	128,927
Repayment of borrowings	(128,656)	-
Advance from a director	121,090	41,271
Net cash (used in) generated from financing activities	(7,566)	170,198

Effect of exchange rates on cash	69,373	206,796

Net increase in cash and cash equivalents	3,802,659	3,446,592
Cash and cash equivalents at beginning of year	3,846,470	399,878
Cash and cash equivalents at end of year	$7,649,129	$3,846,470

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$1,326,242	$1,536,857
Withholding tax paid	$518,702	$-
Non-cash financing activities Operating lease assets obtained in exchange for operating lease obligations	$171,419	$55,622

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

COVID-19

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

As of December 31, 2020, the COVID-19 outbreak in China appears to be generally under control and business activities have recovered on the whole. In addition, the Company resumed contacting potential customers as of June 2020, and the aforementioned negative impact has been further mitigated since the third quarter of 2020, when the outbreak became more stabilized in China and other regions in the world. However, sporadic cases continue to be found during the first half year of 2021 in China. For example, a new Delta variant of COVID-19 had been found in certain cities in China in the second quarter of 2021, which may cause another outbreak, thus increasing risks and possible further disruption to businesses. Therefore, certain of the Company’s consulting services were suspended from April 2021 to August 2021. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for the Company’s customers.

As of December 31, 2021, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of the Company’s revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first quarter of 2022. Due to the government measures taken to contain COVID-19, the offline activities of the Company’s PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for the Company’s consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of the Company’s customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xian city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. This affected both the Company’s digital marketing consulting services and our KOL Training Related Services.

The Company achieved an operating revenue of $5,637,396 and $9,187,023 for the years ended December 31, 2021 and 2020, respectively, representing a decrease of approximately 38.6% from the prior year. COVID-19 has and may continue to adversely affect the Company’s financial and business performance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

After the close of the year to which these financial statements relate, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. In December 2021, there was a COVID-19 outbreak in Xian city, the PRC. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the year ended December 31, 2021, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company applied the new standard beginning January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Basis of Consolidation and Noncontrolling Interests

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company recognized no impairment of ROU assets as of December 31, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the Company’s consolidated balance sheets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments placed with banks or other financial institutions with an original maturity of three months or less to be cash equivalents.

As of December 31, 2021, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $161,188 (as at December 31, 2020: Nil), which have been classified as cash and cash equivalents in the consolidated balance sheets.

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

The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the years ended December 31, 2021 and 2020.

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

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis

The Company derives its revenue primarily from net transaction services, including consultancy services, sourcing and marketing services, and digital training related services.

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

Digital training related services

Fixed-fee digital training related services are provided to clients who are interested to conduct live-broadcasting business through social medias. The Company require the clients to pay a pre-established fee in exchange for the services. Revenues are recognized when promised services (e.g. preliminary consulting work, setting up an e-learning account and delivery of learning materials) are delivered to the clients.

The Company derived services revenues of $4,152,617 and $8,592,970 for the years ended December 31, 2021 and 2020, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

During the years ended December 31, 2021 and 2020, revenues generated from Xian CNT are disclosed in note 5 of the consolidated financial statements.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major service line

	2021	2020
Consultancy services	4,237,261	8,984,967
Sourcing and marketing services	223,620	202,056
Digital training related services	1,176,515	-
	$5,637,396	$9,187,023

Revenue by recognition over time vs point in time

	2021	2020
Revenue recognized at a point in time	5,637,396	9,100,334
Revenue recognized over time	-	86,689
	$5,637,396	$9,187,023

Revenue recorded on a gross vs net basis

	2021	2020
Revenue recorded on a gross basis	5,413,776	8,984,967
Revenue recorded on a net basis	223,620	202,056
	$5,637,396	$9,187,023

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Balance at beginning of year	$-	$87,136
Service fees collected	1,377,349	-
Service revenue earned	(1,176,515)	(86,689)
Exchange realignment	15,308	(447)
Balance at end of year	$216,142	$-

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $124,386 (including prior years housing funds of $11,014) and $4,911 for the years ended December 31, 2021 and 2020, respectively.

Foreign Currency and Foreign Currency Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s Hong Kong operating subsidiary are maintained in its local currency, the Hong Kong Dollar (“HKD”), which is the functional currency. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expense items are translated using the average rate for the year. The translation adjustments are recorded in accumulated other comprehensive loss under shareholders’ equity.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.

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

Year ended December 31, 2020
Balance sheet, except for equity accounts	RMB 6.5401 to US$1.00
Income statement and cash flows	RMB 6.9021 to US$1.00

Year ended December 31, 2021
Balance sheet, except for equity accounts	RMB 6.3559 to US$1.00
Income statement and cash flows	RMB 6.4519 to US$1.00

During the years presented, HKD is pegged to the U.S. dollar within a narrow range.

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

The Company conducts business in the PRC and Hong Kong and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the respective tax authorities.

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2021 and 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Net income per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

	2021		2020
Net income	$1,086,400		$4,968,070

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the years ended December 31, 2021 and 2020 and the weighted average number of ordinary shares outstanding.

For the years ended December 31, 2021 and 2020, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of marketing consultation services and operating results of the Company and, as such, the Company has determined that the Company has one operating segment (provision of consulting, sourcing and marketing services, and digital training related services in China) as defined by ASC Topic 280 “Segment Reporting”.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2021 and 2020, $7,649,129 and $3,846,470 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, loan to a related company, accounts payable and other payables, amounts due to a director and a shareholder and borrowings approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

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

During the year ended December 31, 2021, the Company further acquired debt products of $2,789,855, which had no maturity date, and bear variable interest rate with a range from 2.45% to 3.02% per annum. All these newly acquired debt products had been redeemed on July 15, 2021 with a gain of $2,059.

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2021 and December 31, 2020 are summarized below:

	2021	2020
Motor vehicle	$400,732	$389,443
Less: Accumulated depreciation	(119,284)	(33,834)
Plant and equipment, net	$281,448	$355,609

Depreciation expenses, classified as operating expenses, were $83,212 and $32,059 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the years ended December 31, 2021 and 2020:

(a)	Xian CNT – a company incorporated in the PRC, Xian. As of December 31, 2021, the shareholders of Xian CNT are 90% owned by certain family members of Mr. Guolin Tao, among them - 45% is owned by the sister of Mr. Tao, Ms. Tao Zhiyan and 45% is owned by the brother-in-law of Mr. Guolin Tao, Mr. Pan Chang.

(b)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC, the Company CEO, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and on January 26, 2021 fully transferred to Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(c)	Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(d)	Mr. Yong Chang, father in law of Mr. Guolin Tao

(e)	Mr. Jianyong Li, a director of the Company.

(f)	New Finance Consultants Limited, a shareholder of the Company, holding 8.3% equity interest as of December 31, 2021 and 2020.

(g)	Xian Yuanchuang Tribe Technology Co., Ltd. (“Yuanchuang Tribe”)– a company incorporated in the PRC, Ms. Hanyu Chang, spouse of Mr. Guolin Tao, indirectly held 29.99% equity interest from November 29, 2019 to February 10, 2021.

(h)	Xian Yuanchuang Federation Information Technology Co., Ltd. (“Yuanchuang Federation”)- a company incorporated in the PRC, Yuanchuang Tribe held 100% equity interest December 30, 2019 to September 10, 2021.

Related party transaction

	2021	2020
Sourcing and marketing services income generated from
- Xian CNT	$-	$49,259

Purchase of motor vehicles from
- Ms. Hanye Chang	-	86,931
- Mr. Yong Chang	-	45,639
- Mr. Jianyong Li	-	28,977

Interest income
- Baiyin Wujinxia	5,794	3,888

IT expenses
- Yuanchuang Tribe	60,718	-
- Yuanchuang Federation	86,718	-

Sourcing and marketing income were received by the Company at fees agreed by both parties in accordance with the relevant agreements.

Interest income was charged at an interest rate agreed by both parties in accordance with a loan agreement.

IT expenses were charged at fees agreed by both parties in accordance with the relevant services agreements.

Related party balances

	2021	2020
Loan to a related company
- Baiyin Wujinxia	$-	$186,796

Amount due to a director
- Mr. Guolin Tao	$171,443	$51,309

Amount due to a shareholder
- New Finance Consultants Limited	$-	$53,000

Accounts payable
- Yuanchuang Tribe	$16,135	$-
- Yuanchuang Federation	21,390	-

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

The amounts due to director/shareholder as of December 31, 2021 and 2020 are unsecured, non-interest bearing and repayable on demand.

On June 1, 2021, the Company entered into IT consultation agreements with Yuanchuang Tribe and Yuanchuang Federation, respectively. The outstanding amounts as at December 31, 2021 are subsequently settled in January 2022.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2021 and 2020:

	2021	2020
Account receivables	$67,940	$202,183
Less: Allowance for doubtful accounts	-	-
	$67,940	$202,183

NOTE 7 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of December 31, 2021 and December 31, 2020:

	2021	2020
Deposits and other receivables	$18,430	$19,027
Prepayments	37,495	31,279
	$55,925	$50,306

NOTE 8 – LOAN RECEIVABLES

On February 8, 2021, the Company has provided a $500,000 loan to an independent customer of the Company’s consultancy business. The loan was interest-bearing at 10% per annum, repayable on February 7, 2022 and secured by the corporate guarantee of the customer. On August 5, 2021, the customer fully repaid the loan principal and interest.

Loan interest income was $23,660 for the year ended December 31, 2021.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Other payables	83,494	110,599
Salary payable	105,294	229,010
Accrued audit fees	130,000	221,000
Other accrued expenses	83,370	57,899
	$402,158	$618,508

NOTE 10 – BORROWINGS

On April 20, 2020, the Company borrowed a loan of $128,927 (HK$1,000,000) from an unrelated individual. The loan was interest-free, unsecured, and repayable on April 2021. The Company repaid the borrowing on February 2, 2021.

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of December 31, 2021 and 2020, are also considered under restriction for distribution.

NOTE 13 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	2021	2020
Tax jurisdictions from:
- Local	(791,930)	(365,055)
- Foreign, representing:
HK	(53,508)	45,181
PRC	2,920,754	7,792,789
Income before income taxes	$2,075,316	$7,472,915

Income is subject to tax in the various countries in which the Company operates.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2019. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2021 and 2020.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2021 and 2020. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $257,313 (HK$2,000,000) for the years ended December 31, 2021 and 2020 and subject to a waiver of 100% of the profits tax under a cap of $1,287 (HK$10,000) for the years ended December 31, 2021 and 2020, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at December 31, 2021 and 2020 were $3,579,288 and $6,269,752, respectively. At December 31, 2021 and 2020, the Company recognized deferred tax liabilities of $357,929 and $626,975, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	2021	2020
Current tax:
Hong Kong	(840)	2,433
China	768,717	1,950,407

Deferred tax
China	221,039	552,005
Total	$988,916	$2,504,845

The provision for income taxes consisted of the following:

	2021	2020
Income before income tax	2,075,316	7,472,915
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	435,816	1,569,312
Reconciling items:
Non-deductible expenses (income), net	186,907	78,866
Effect of tax reliefs granted to Hong Kong subsidiary	-	(1,289)
Under-provision in prior period	11,198	-
Rate differential in different tax jurisdictions	119,238	305,951
Deferred tax provided on dividends withholding tax of PRC subsidiaries	235,757	552,005
Income tax expense	$988,916	$2,504,845

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred tax assets:
Accelerated depreciation	$1,778	$429
Deductible temporarily difference arising from other payable	13,605	-
Less: Net off with deferred tax liabilities for financial reporting purposes	(15,383)	(429)
Net total deferred tax assets	-	-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	357,929	626,975
Less: Net off with deferred tax assets for financial reporting purposes	(15,383)	(429)
Net total deferred tax liabilities	$342,546	$626,546

NOTE 14 – LEASE

On May 13, 2020, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on May 13, 2020 and expiring on July 15, 2021. The monthly rental payment is approximately $4,092 (RMB28,244) per month.

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $5,107 (RMB32,951) per month.

Operating lease expense for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Operating lease cost – straight line	$39,367	$31,350
Total lease expense	$39,367	$31,350

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

Operating leases
12 months ending December 31,
2022	$62,212
2023	62,212
2024	31,106
2025	-
Thereafter	-
Total undiscounted cash flows	155,530
Less: imputed interest	(8,832)
Present value of lease liabilities	$146,698

Lease term and discount rate

December 31, 2021
Weighted-average remaining lease term - year	2.5
Weighted-average discount rate (%)	4.90%

NOTE 15 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2021 and 2020.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2021 and 2020.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 16 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2021 and 2020:

	2021		2020
Customer A	$1,438,514	26%	$4,995,641	54%
Customer B (Note)	1,008,417	18%	1,586,867	17%
Customer C	730,829	13%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of December 31, 2021 and 2020:

	2021				2020
Customer A	$	*	*	%	$57,608	28%
Customer B (Note)		*	*	%	39,291	19%
Customer C		*	*	%	*	* %
Customer D		20,272	30%		*	* %
Customer E		18,408	27%		31,379	16%
Customer F		15,864	23%		*	* %

*	Comprised less than 10% of net account receivable for the respective period.

Note : Customer B is an ultimate shareholder of Service Vendor C and Service Vendor E disclosed below.

The Company had the following service vendors that individually comprised 10% or more of cost of revenue for the years ended December 31, 2021 and 2020:

	2021		2020
Service vendor	$579,959	32%	$	*	*
Service vendor B	186,934	10%		*	*

*	Comprised less than 10% of cost of revenue for the respective period.

The Company had the following service vendors that individually comprised 10% or more of accounts payable as of December 31, 2021 and December 31, 2020:

	2021		2020

Service vendor B	$49,560	43%	$	*	*
Service vendor C (Note)	21,390	18%		*	*
Service vendor D	19,308	17%		*	*
Service vendor E (Note)	16,135	14%		*	*

*	Comprised less than 10% of accounts payable for the respective period.

Note: Customer B disclosed above is an ultimate shareholder of Service Vendor C and Service Vendor E.

(b)	Credit risk

At December 31, 2021 and 2020, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

NOTE 18 – SUBSEQUENT EVENTS

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of the suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. Jade Bird is an authorized licensee of CNPTTN. The management of the Company consider that it is not practicable to provide a reasonable estimate of that effect until a detailed review have been completed. For the years ended December 31, 2021 and 2020, the digital training related services with Jade Bird represented 20.9% and 0% of our total revenue, or $1,176,515 and $0, respectively.