Form 10-Q
period 2022-03-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2022-05-16
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 12, 2022 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

i

NOTE

Entrepreneur Universe Bright Group, a Nevada corporation (“EUBG” or the “Company”), is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiaries in Hong Kong and in the People’s Republic of China (“PRC” or “China”). Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Unless otherwise mentioned or unless the context requires otherwise, when used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), the terms “we,” “us,” and “our” refer to EUBG and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiary” refers to Entrepreneurship World Technology Holding Group Company Limited, our wholly-owned subsidiary and a Hong Kong limited company, and “PRC subsidiary” refers to Xi’an Yunchuang Space Information Technology Co., Ltd., f/k/a Entrepreneurship World Consultants Limited, a wholly-foreign owned Chinese subsidiary of HK subsidiary.  EUBG is a holding company for its operating subsidiaries.

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. , the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. As confirmed by our PRC legal counsel, King & Wood Mallesons, the business of our PRC subsidiary until now are not subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,” under the Measures for Cybersecurity Review (2021) which became effective on February 15, 2022 and replace the Measures for Cybersecurity Review promulgated on April 13, 2020, on the basis that (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure; and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that we or our PRC subsidiary shall file for a cybersecurity review. We are also not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Draft Regulation”) are enacted as proposed, since we currently do not have over one million users’ personal information and do not collect data that affects or may affect national security and we do not anticipate that we will be collecting over one million users’ personal information or data that affects or may affect national security in the foreseeable future, which we understand might otherwise subject us to the Draft Regulation. In addition, as of the date of this Form 10-Q, neither we nor our PRC subsidiary has been subject to any anti-monopoly investigation, penalty of litigation initiated by government authorities or third parties. Furthermore, we will continue to monitor for updates of applicable PRC anti-monopoly laws and regulations. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange, and there are no new relevant laws or regulations in effect in the PRC explicitly requiring us to seek approval from the China Securities Regulatory Commission for our registration. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange.

As of the date of this filing of this Form 10-Q, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Draft Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

According to our PRC legal counsel, King & Wood Mallesons, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to issue the shares of the Company’s common stock to foreign investors. In addition, we and our subsidiaries are not required to obtain permission or approval from the PRC authorities including CSRC or CAC to issue the Company’s common stock to foreign investors, nor have we, or our subsidiaries, applied for or received any denial for the Registration. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. In addition, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded. Although we concluded our subsidiaries are currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless, (x) if we inadvertently conclude that such approvals are not required when they are, (y) if we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future. If our PRC subsidiary is unable to receive or maintain approvals when required for our business or industry under then applicable PRC laws, then such failure could limit or prohibit the ability of our PRC subsidiary to operate in China, and our operations, financial conditions, and the results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in the Form 10-K filed with the SEC on April 15, 2022 for the years ended December 31, 2021 and 2020, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. The Company’s auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted.

On April 22, 2022, pursuant to the HFCAA, the SEC provisionally identified EUBG as a company that uses an auditor not subject to PCAOB inspection. On or about May 12, 2022, SEC had made its identification of EUBG as conclusive under HFCAA. The identification of EUBG does not mean that EUBG will be immediately prohibited from trading in the over the counter trading market. This delisting may only occur under HFCAA if, for three consecutive years (or two-year under AHFCAA), EUBG uses an auditor that cannot be inspected by the PCAOB. We are currently evaluating this ongoing situation and we intend to engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under AHFCAA) deadline of the HFCAA.

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

As of the date of this Form 10-Q, our PRC subsidiary, distributed $4.6 million (net of withholding tax at $517,120 charged at a rate of 10% of the declared dividend) to its holding parent, the HK subsidiary. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this Form 10-Q, other than the above stated $4.6 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operation costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company and its subsidiaries, either the HK subsidiary or the PRC subsidiary.

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on April 15, 2022.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report filed with the Securities and Exchange Commission (SEC) on April 15, 2022. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Any forward-looking statements contained in this Quarterly Report are only estimates or predictions of future events based on information currently available to our management and management’s current beliefs about the potential outcome of future events. Whether these future events will occur as management anticipates, whether we will achieve our business objectives, and whether our revenues, operating results or financial condition will improve in future periods are subject to numerous risks. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the heading “Risk Factors” in this Quarterly Report and in other reports filed from time to time with the SEC that are incorporated by reference into this Quarterly Report. You should read these factors and the other cautionary statements made in this Quarterly Report and in the documents which we incorporate by reference into this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report or the documents we incorporate by reference into this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

v

PART I - Financial Information

Item 1. Financial Statements

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(In U.S. dollars except for number of shares)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,735,873	$7,649,129
Accounts receivable	334,766	67,940
Other receivables and prepayments	67,616	55,925
Total current assets	8,138,255	7,772,994

NON-CURRENT ASSETS
Plant and equipment, net	269,322	281,448
Operating lease right-of-use assets, net	133,155	146,698
Total non-current assets	402,477	428,146

TOTAL ASSETS	$8,540,732	$8,201,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$16,524	$115,833
Other payables and accrued liabilities	308,246	402,158
Contract liabilities	146,180	216,142
Receipt in advance	-	5,161
Operating lease liabilities, current	58,795	59,370
Tax payables	199,536	39,545
Amount due to a director	170,721	171,443
Total current liabilities	900,002	1,009,652

NON-CURRENT LIABILITY
Deferred tax liabilities	418,719	342,546
Operating lease liabilities, non-current	74,359	87,328
Total non-current liabilities	493,078	429,874

TOTAL LIABILITIES	1,393,080	1,439,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2021: Nil) shares issued and outstanding as of March 31, 2022	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2021: 1,701,181,423) shares issued and outstanding as of March 31, 2022	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings (accumulated deficit)	33,770	(357,403)
Accumulated other comprehensive income	424,805	429,940
Total stockholders’ equity	7,147,652	6,761,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,540,732	$8,201,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

(In U.S. dollars except for number of shares)

	Three months ended March 31,
	2022	2021
Revenue	$1,209,004	$1,983,860
Cost of revenue	(312,479)	(219,321)
Gross profit	896,525	1,764,539
Selling expenses	(16,595)	(84,254)
General and administrative expenses	(311,288)	(227,366)
Profit from operations	568,642	1,452,919
Other income (expenses):
Interest income	10,330	16,240
Exchange gain (loss), net	60	(4,613)
Sundry income	91,432	26,075
Total other income, net	101,822	37,702
Income before income tax	670,464	1,490,621
Income tax expense	(279,291)	(523,985)
Net income	$391,173	$966,636
Other comprehensive income
Foreign currency translation adjustment	(5,135)	24,465
Total comprehensive income	$386,038	$991,101

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021(UNAUDITED)

(In U.S. dollars except for number of shares)

Three months ended March 31, 2021

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(1,443,803)	$325,747	$5,571,021

Net income	-	-	-	-	-	-	966,636	-	966,636
Foreign currency translation adjustment	-	-	-	-	-	-	-	24,465	24,465

Balance as of March 31, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(477,167)	$350,212	$6,562,122

Three months ended March 31, 2022

	Common Stock		Additional	Preferred stock			(Accumulated Deficit)	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	391,173	-	391,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,135)	(5,135)

Balance as of March 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$33,770	$424,805	$7,147,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021(UNAUDITED)

(In U.S. dollars)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$391,173	$966,636
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	21,370	20,699
Amortization of operating lease right-of-use assets	13,894	12,828
Deferred tax	76,023	(385,686)
Changes in operating assets and liabilities:
Other receivables and prepayments	(11,678)	(67,730)
Accounts receivable	(266,748)	(44,332)
Accounts payable	(99,336)	-
Other payables and accrued liabilities	(93,952)	(88,520)
Tax payables	159,941	(154,088)
Contract liabilities	(70,034)	-
Receipt in advance	(5,162)	(42,602)
Operating lease liabilities	(13,895)	(15,005)
Net cash generated from operating activities	101,596	202,200

Cash flows from investing activities
Purchase of property, plant and equipment	(8,554)	-
Acquisition of debt products	-	(2,775,970)
Redemption of debt products	-	5,706,160
Loan to a related company	-	(500,165)
Repayment from a related company	-	(63,526)
Net cash (used in) generated from investing activities	(8,554)	2,366,499

Cash flows from financing activities
Repayment of borrowings	-	(128,908)
Net cash used in financing activities	-	(128,908)

Effect of exchange rates on cash	(6,298)	7,849

Net increase in cash and cash equivalents	86,744	2,447,640
Cash and cash equivalents at beginning of period	7,649,129	3,846,470
Cash and cash equivalents at end of period	$7,735,873	$6,294,110

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$44,397	$547,640
Withholding tax paid	$-	$516,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

As of December 31, 2021 and March 31, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of the Company’s revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first quarter of 2022. Due to the government measures taken to contain COVID-19, the offline activities of the Company’s PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for the Company’s consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of the Company’s customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xian city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. From April 16, 2022 to April 19, 2022, the city was under temporary controls of social activities after reporting more than 40 infections in half month. This affected both the Company’s digital marketing consulting services and our KOL Training Related Services.

The Company achieved an operating revenue of $1,209,004 and $1,983,860 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of approximately 39.1% from the prior period. COVID-19 has and may continue to adversely affect the Company’s financial and business performance.

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

The interim condensed consolidated financial information as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

During the three months ended March 31, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the three months ended March 31, 2022, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company applied the new standard beginning January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company applied the new standard beginning January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statement presentations and disclosures. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on its condensed consolidated financial statement presentations and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Basis of Consolidation and Noncontrolling Interests

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $22,555 (as at December 31, 2021: $161,188), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Estimated useful lives (years)
Motor vehicle	4 – 5
Office equipment	3

The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three months ended March 31, 2022 and 2021.

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

Consultancy services

The Company generates the majority of its revenues by providing consulting services to its clients. Most of its consulting service contracts are based on one of the following types of arrangements:

Performance-based arrangements represent forms of variable consideration determined by pre-established fixed rates. In these arrangements, the Company’s fees are based on the attainment of contractually defined objectives with our client, such as assisting the client in achieving a specific business objective (e.g. end customer placed an order to buy a product or enrolment of a course, or improve the performance quality and profitability of our client’s livestream performers). The Company is entitled a fixed rate on revenue generated by the client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

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

The Company derived services revenues of $819,444 and $1,908,402 for the three months ended March 31, 2022 and 2021, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major service line

	Three months ended March 31,
	2022	2021
Consultancy services	820,745	1,934,758
Sourcing and marketing services	109,686	49,102
Digital training related services	278,573	-
	$1,209,004	$1,983,860

Revenue by recognition over time vs point in time

	Three months ended March 31,
	2022	2021
Revenue recognized at a point in time	1,209,004	1,983,860
Revenue recognized over time	-	-
	$1,209,004	$1,983,860

Revenue recorded on a gross vs net basis

	Three months ended March 31,
	2022	2021
Revenue recorded on a gross basis	1,099,318	1,934,758
Revenue recorded on a net basis	109,686	49,102
	$1,209,004	$1,983,860

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the three months ended March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Balance at beginning of period	$216,142	$-
Service fees collected	229,631	1,377,349
Refunded	(20,915)	-
Service revenue earned	(278,573)	(1,176,515)
Exchange realignment	(105)	15,308
Balance at end of period	$146,180	$216,142

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $13,668 and $24,464 for the three months ended March 31, 2022 and 2021, respectively.

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

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the condensed consolidated statements of operations.

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

Three months ended March 31, 2022
Balance sheet, except for equity accounts	RMB 6.3400 to US$1.00
Income statement and cash flows	RMB 6.3478 to US$1.00

Three months ended March 31, 2021
Balance sheet, except for equity accounts	RMB 6.5527 to US$1.00
Income statement and cash flows	RMB 6.4842 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range.

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Company conducts business in the PRC and Hong Kong and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the respective tax authorities.

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of March 31, 2022 and December 31, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

	Three months ended March 31,
	2022		2021
Net income	$391,173		$966,636

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three months ended March 31, 2022 and 2021 and the weighted average number of ordinary shares outstanding.

For the three months ended March 31, 2022 and 2021, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, $7,735,873 and $7,649,129 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2022 and December 31, 2021 are summarized below:

	March 31, 2022	December 31, 2021
Motor vehicle	$401,737	$400,732
Office equipment	8,564	-
	410,301	400,732
Less: Accumulated depreciation	(140,979)	(119,284)
Plant and equipment, net	$269,322	$281,448

Depreciation expenses, classified as operating expenses, were $21,370 and $20,699 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three months ended March 31, 2022 and 2021:

(a)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC, the Company CEO, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and on January 26, 2021 fully transferred to Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(b)	Xian Yuanchuang Tribe Technology Co., Ltd. (“Yuanchuang Tribe”)– a company incorporated in the PRC, Ms. Hanyu Chang, spouse of Mr. Guolin Tao, indirectly held 29.99% equity interest from November 29, 2019 to February 10, 2021.

(c)	Xian Yuanchuang Federation Information Technology Co., Ltd. (“Yuanchuang Federation”)- a company incorporated in the PRC, Yuanchuang Tribe held 100% equity interest December 30, 2019 to September 10, 2021.

Related party transaction

	Three months ended March 31,
	2022	2021

Interest income
- Baiyin Wujinxia	$-	$2,449

Interest income was charged at an interest rate agreed by both parties in accordance with a loan agreement.

Related party balances

	March 31, 2022	December 31, 2021
Amount due to a director
- Mr. Guolin Tao	$170,721	$171,443

Accounts payable
- Yuanchuang Tribe	$-	$16,135
- Yuanchuang Federation	-	21,390

The amounts due to director as of March 31, 2022 and December 31, 2021 are unsecured, non-interest bearing and repayable on demand.

On June 1, 2021, the Company entered into IT consultation agreements with Yuanchuang Tribe and Yuanchuang Federation, respectively. The outstanding amounts as at December 31, 2021 are subsequently settled in January 2022.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Account receivables	$334,766	$67,940
Less: Allowance for doubtful accounts	-	-
	$334,766	$67,940

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deposits and other receivables	$28,392	$18,430
Prepayments	39,224	37,495
	$67,616	$55,925

NOTE 7 – LOAN RECEIVABLES

On February 8, 2021, the Company has provided a $500,000 loan to an independent customer of the Company’s consultancy business. The loan was interest-bearing at 10% per annum, repayable on February 7, 2022 and secured by the corporate guarantee of the customer. On August 5, 2021, the customer fully repaid the loan principal and interest.

Loan interest income was $7,110 for the three months ended March 31, 2021.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Other payables	$83,062	$83,494
Salary payable	108,428	105,294
Accrued audit fees	30,000	130,000
Other accrued expenses	86,756	83,370
	$308,246	$402,158

NOTE 9 – COMMON STOCK

The Company was incorporated on April 21, 1999 with an authorized share capital of 25,000,000 common stock with a par value of $0.001 per share.

On March 5, 2019, the total number of authorized shares were increased to 1,800,000,000 common stock with a par value of $0.0001 per share.

NOTE 10 – STATUTORY RESERVES

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of March 31, 2022 and December 31, 2021, are also considered under restriction for distribution.

NOTE 11 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended March 31,
	2022	2021
Tax jurisdictions from:
- Local	(114,403)	(51,478)
- Foreign, representing:
HK	(28,564)	(5,708)
PRC	813,431	1,547,807
Income before income taxes	$670,464	$1,490,621

Income is subject to tax in the various countries in which the Company operates.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2019. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2022 and 2021.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three months ended March 31, 2022 and 2021. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $315,457 (HK$2,000,000) for the three months ended March 31, 2022 and 2021 and subject to a waiver of 100% of the profits tax under a cap of $1,577 (HK$10,000) for the three months ended March 31, 2022 and 2021, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at March 31, 2022 and December 31, 2021 were $4,346,622 and $3,579,288, respectively. At March 31, 2022 and December 31, 2021, the Company recognized deferred tax liabilities of $434,662 and $357,929, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended March 31,
	2022	2021
Current tax:
Hong Kong	$-	$-
China	204,070	393,551

Deferred tax
China	75,221	130,434
Total	$279,291	$523,985

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2022	2021
Income before income tax	670,464	1,490,621
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	140,798	313,030
Reconciling items:
Non-deductible expenses (income), net	29,450	17,881
Rate differential in different tax jurisdictions	33,822	62,640
Deferred tax provided on dividends withholding tax of PRC subsidiary	75,221	130,434
Income tax expense	$279,291	$523,985

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021 are presented below:

	March 31, 2022	December 31, 2021
Deferred tax assets:
Accelerated depreciation	$2,305	$1,778
Deductible temporarily difference arising from other payable	13,638	13,605
Less: Net off with deferred tax liabilities for financial reporting purposes	(15,943)	(15,383)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$434,662	$357,929
Less: Net off with deferred tax assets for financial reporting purposes	(15,943)	(15,383)
Net total deferred tax liabilities	$418,719	$342,546

NOTE 12 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $5,191 (RMB32,951) per month.

Operating lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost – straight line	$15,573	$13,067
Total lease expense	$15,573	$13,067

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022:

Operating leases
12 months ending March 31,
2022	$62,368
2023	62,368
2024	15,592
2025	-
Thereafter	-
Total undiscounted cash flows	140,328
Less: imputed interest	(7,174)
Present value of lease liabilities	$133,154

Lease term and discount rate

March 31, 2022
Weighted-average remaining lease term - year	2.25
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Operating cash outflows from operating lease	$15,573	$15,245

NOTE 13 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2022 and December 31, 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2022 and December 31, 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022			2021
Customer A	$369,159	30.5%		$	*	* %
Customer B	*	*	%		790,945	40%
Customer C (Note)	*	*	%		440,677	22%
Customer D	*	*	%		226,321	11%
Customer E	*	*	%		200,982	10%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Customer A	$153,632	45.9%	$15,864	23%
Customer E	53,364	15.9%	18,408	27%
Customer F	55,125	16.5%	20,272	30%

Note: Customer C is an ultimate shareholder of Service Vendor C and Service Vendor E

The Company had the following service vendors that individually comprised 10% or more of cost of revenue for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022		2021
Service vendor A	$147,701	47.3%	$	*	*	%
Service vendor B	41,089	13.1%		*	*	%

*	Comprised less than 10% of cost of revenue for the respective period.

The Company had the following service vendors that individually comprised 10% or more of accounts payable as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021

Service vendor A	$6,429	38.9%		$	*	* %
Service vendor B	*	*	%		49,560	43%
Service vendor C (Note)	*	*	%		21,390	18%
Service vendor D	3,786	22.9%			19,308	17%
Service vendor E (Note)	*	*	%		16,135	14%
Service vendor F	6,309	38.2%			*	* %

*	Comprised less than 10% of accounts payable for the respective period.

Note: Customer C disclosed above is an ultimate shareholder of Service Vendor C and Service Vendor E.

(b)	Credit risk

At March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

NOTE 18 – SUBSEQUENT EVENTS

None

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

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

As of March 31, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of our revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first quarter of 2022. Due to the government measures taken to contain COVID-19, the offline activities of our PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for our consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of our customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xi’an city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. From April 16, 2022 to April 19, 2022, the city was under temporary controls of social activities after reporting more than 40 infections in half month. This affected both our digital marketing consulting services and our KOL Training Related Services in 2020, 2021 and early of 2022.

Overview

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

Recent Developments

On March 22, 2022, our PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. Jade Bird is an authorized licensee of CNPTTN. As of the date of this Form 10-Q, there is no further notice from CNPTTN and the service is still being suspended.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Revenue	$1,209,004	$1,983,860
Cost of revenue	(312,479)	(219,321)
Gross profit	896,525	1,764,539
Selling expenses	(16,595)	(84,254)
General and administrative expenses	(311,288)	(227,366)
Total other income, net	101,822	37,702
Income before income tax	670,464	1,490,621
Income tax expense	(279,291)	(523,985)
Net income	$391,173	$966,636

Revenue and cost of revenue

During the three months ended March 31, 2022, we generated revenue of $1,209,004 compared to $1,983,860 for the three months ended March 31, 2021, representing a decrease of $774,856 or 39.1% as compared with the prior period. The decrease was mainly due to our consultancy services income, generated from clients who engaged in online courses business, dropped by $1,243,700 as compared with last period. This was because the end customers became more patience and cautious in choosing online courses. We continued to seek for different business opportunities to stabilize our income streams. During the three months ended March 31, 2022, we generated $278,573 from our new digital training related services and $259,473 from our consultancy services to a customer who engaged in live streaming business. However, these new income streams only compensated a part of the revenue reduction in current period. Cost of revenue was $312,479 for the three months ended March 31, 2022 compared to $219,321 for the three months ended March 31, 2021. The cost of revenue for the three months ended March 31, 2022 increased because we incurred agency fees of $202,350 for the digital training related services during the period. No such service was provided in prior period. For the three months ended March 31, 2021, the cost of revenue mainly represented the staff costs for our consulting services.

Selling expenses

During the three months ended March 31, 2022, we incurred $16,595 selling expenses compared to $84,254 for the three months ended March 31, 2021, representing a decrease of $67,659 or 80.3% as compared with the prior period. The decrease of selling expenses was mainly due to the tightening of entertainment policies during the period and the staff costs incurred in selling activities were dropped by US$25,230 or 61.4% for the three months ended March 31, 2022.

General and administrative expenses

During the three months ended March 31, 2022, we incurred $311,288 general and administrative expenses compared to $227,366 for the three months ended March 31, 2021, representing an increase of $83,922 or 36.9% as compared with the prior period. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

For the three months ended March 31, 2022, we incurred audit fees, professional fees and consultancy fees of $15,086, $88,331 and $21,686, respectively, to assist us in complying with the relevant reporting requirements. For the three months ended March 31, 2021, we incurred audit fees, professional fees and consultancy fees of $3,755, $16,995 and $18,357, respectively.

Total other income, net

During the three months ended March 31, 2022, we generated net other income of $101,822 compared to $37,702 for the three months ended March 31, 2021, representing an increase of $64,120 or 170.1% as compared with the prior period. Our other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the three months ended March 31, 2022, we incurred income tax expense of $279,291 compared to $523,985 for the three months ended March 31, 2021, representing a decrease of $244,694 or 46.7% as compared with the prior period. The income tax expenses were charged in China.

For the three months ended March 31, 2022, our income tax expenses comprised of current tax and deferred tax expenses of $204,070 and $75,221, respectively, compared to $393,551 and $130,434 for the three months ended March 31, 2021. The decrease of the current tax and deferred tax was mainly aligned with the reduction of revenue and gross profit during the period.

Net income

As a result of the above, we generated a net income of $391,173 and $966,636 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$7,735,873	$7,649,129
Total current assets	8,138,255	7,772,994
Total assets	8,540,732	8,201,140
Total liabilities	1,393,080	1,439,526
Retained earnings (accumulated deficit)	33,770	(357,403)
Total equity	7,147,652	6,761,614

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
Net cash generated from operating activities	$101,596	$202,200
Net cash (used in) generated from investing activities	(8,554)	2,366,499
Net cash used in financing activities	-	(128,908)
Effect of exchange rate changes on cash and cash equivalents	(6,298)	7,849
Cash and cash equivalents, beginning of period	7,649,129	3,846,470
Cash and cash equivalents, end of period	$7,735,873	$6,294,110

Cash generated from operating activities

Net cash generated from operating activities for the three months ended March 31, 2022 was $101,596, as compared to net cash generated from operating activities of $202,200 for the three months ended March 31, 2021, representing a decrease of $100,604 or 49.8% as compared with the prior period. The decrease of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $391,173 for the three months ended March 31, 2022, as compared to $966,636 for the three months ended March 31, 2021. The decrease of net income of $575,463 or 59.5% was mainly due to the reduction of certain performance-based arrangement consultancy services during the period which directly reduced our operating cash inflow; while we had incurred more general and administrative expenses in complying with the relevant reporting requirements.

Cash inflow of deferred tax was $76,023 for the three months ended March 31, 2022, as compared to cash outflow of $385,686 for the three months ended March 31, 2021. The cash inflow of $76,023 for the three months ended March 31, 2022 was mainly resulted from the recognition of withholding tax arising from the undistributed profits of our PRC subsidiary, while the cash outflow of $385,686 for the three months ended March 31, 2021 was mainly due to our PRC subsidiary distributed dividends to our Hong Kong subsidiary during the period.

Cash outflow of trade receivables was $266,748 for the three months ended March 31, 2022, as compared to cash outflow of $44,332 for the three months ended March 31, 2021. The cash outflow of $266,748 for the three months ended March 31, 2022 was due to certain consultancy services income were not settled to the customers before the end of period.

Cash inflow of tax payables was $159,941 for the three months ended March 31, 2022, as compared to cash outflow of $154,088 for the three months ended March 31, 2021. The cash inflow of $154,941 for the three months ended March 31, 2022 was mainly due to the business reduction during the period and we provided current income tax of $204,070, netting off with $44,397 income tax paid during the period. The cash outflow of $154,088 for the three months ended March 31, 2021 was mainly due to the current income tax provision of $393,551, netting off with $516,120 income tax paid during the prior period.

As we are continually to explore new business opportunities and new customers, we expect to generate more cash inflows in the coming years. We continue to monitor our level of operating expenses in order to maintain a positive cash flow position. Therefore, we do not consider the decrease of net cash generated from operating activities for the three months ended March 31, 2022 as an identified trend to our operating cash flow.

Cash (used in) generated from investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was $8,554 as compared net cash of $2,366,499 generated from investing activities for the three months ended March 31, 2021. The net cash used in investing activities for the three months ended March 31, 2022 were mainly due to the purchase of property, plant and equipment during the period; while the net cash generated from investing activities was mainly due to the redemption of debt products of $5,706,160 offset by the acquisition of debt products of $2,775,970.

Cash used in financing activities

The net cash used in financing activities for the three months ended March 31, 2021 was mainly due to the repayment of borrowings of $128,908 during the period. No cash was incurred in financing activities during the three months ended March 31, 2022.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of March 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	140,328	62,368	77,960	-	-
TOTAL	$140,328	$62,368	$77,960	$-	$-

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The interim condensed consolidated financial information as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

During the three months ended March 31, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. In December 2021, there was a COVID-19 outbreak in Xian city, the PRC. Finally, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the three months ended March 31, 2022, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of March 31, 2022.

1.	We did not maintain appropriate cash controls – We had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in our bank accounts..

2.	We did not implement appropriate information technology controls – We were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2022. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
31.1*	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrepreneur Universe Bright Group

Date: May 16, 2022	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)