Form 10-Q
period 2022-06-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2022-08-12
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

+86-029 - 86100263

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

The number of shares of registrant’s common stock outstanding as of August 8, 2022 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. In addition, recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. As advised by our PRC legal counsel, the business of our PRC subsidiary until now are not subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,” under the Measures for Cybersecurity Review (2021) which became effective on February 15, 2022 and replace the Measures for Cybersecurity Review promulgated on April 13, 2020, on the basis that (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure; and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that we or our PRC subsidiary shall file for a cybersecurity review. We are also not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Draft Regulation”) are enacted as proposed, since we currently do not have over one million users’ personal information and do not collect data that affects or may affect national security and we do not anticipate that we will be collecting over one million users’ personal information or data that affects or may affect national security in the foreseeable future, which we understand might otherwise subject us to the Draft Regulation. In addition, as of the date of this filing, neither we nor our PRC subsidiary has been subject to any anti-monopoly investigation, penalty of litigation initiated by government authorities or third parties. Furthermore, we will continue to monitor for updates of applicable PRC anti-monopoly laws and regulations. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange, and there are no new relevant laws or regulations in effect in the PRC explicitly requiring us to seek approval from the China Securities Regulatory Commission for our registration. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange

As of the date of this filing, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Draft Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

As advised by our PRC legal counsel, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to issue the shares of the Company’s common stock to foreign investors. In addition, we and our subsidiaries are not required to obtain permission or approval from the PRC authorities including CSRC or CAC to issue the Company’s common stock to foreign investors, nor have we, or our subsidiaries, applied for or received any denial for the Registration. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded.

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this filing, there is no further notice from CNPTTN and the service is still being suspended. As advised by our PRC legal counsel, other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. If (i) we and our PRC legal counsel inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

Although we concluded that we and our subsidiaries are currently not required to obtain permission from any of the PRC central or local government and that we have not received any denial to list on the U.S. exchange or to conduct our business operations, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment for Cross-border Transfer of Data (the “Security Assessment measures”), which will come into effect on September 1, 2022. The Security Assessment measures stipulates that data processors which provide data cross-border and have one of the following circumstances, should apply the security assessment to the national network information department through the provincial branches of network information department: (A) data processors to provide important data cross-border; (B) operators of critical information infrastructure and data processors handling personal information of more than 1 million people to provide personal information cross-border;(C) data processors which provide cross-border a cumulative total of 100,000 people’s personal information or 10,000 people’s sensitive personal information since January 1 of the previous year; (D) other situations requiring application for the security assessment regarding providing data cross-border as stipulated by the state Internet information department. As of the date of this filing, the PRC subsidiary has not provided any important data or personal data to any offshore institutions or individuals, so the PRC subsidiary do not need to apply for a security assessment at this stage. However, if we need to provide data to offshore institutions or individuals in the future and fall into the situations which should apply for the security assessment, we might not pass the security assessment.

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in this registration statement for the years ended December 31, 2021 and 2020, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. The Company’s auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, the Company’s common stock may be delisted.

On April 22, 2022, the SEC provisionally identified EUBG as a company that has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that (i) is located in a foreign jurisdiction and (ii) the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction under the HFCAA (a “Commission-Identified Issuer”). On May 12, 2022, that provisional identification became conclusive and we are now subject to the requirements under the HFCAA, including the prohibition on the trading of such issuer’s securities on a national securities exchange or through any other method is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. This identification of EUBG as a Commission-Identified Issuer does not mean that we will be immediately prohibited from trading our securities on the OTC Pink Sheets. However, we may be prohibited from trading our securities, including trading in the “over-the-counter” market, if we continue to be unavailable for PCAOB inspection or investigation for pursuant to the HFCAA (or two years under the AHFCAA). In addition, after the first year of identification, we will be subject to new submission and disclosure requirements in our subsequent annual reports. We are currently evaluating this ongoing situation and effect of our status as a Commission-Identified Issuer. and we intend to engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements before or within the three-year (or two-year under AHFCAA) deadline under the HFCAA, and will comply with any additional disclosures required by the SEC and other requirements required by the PCAOB pursuant to the HFCAA.

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiary for its operations and the HK subsidiary is permitted to transfer cash as a loan and/or capital contribution to the PRC subsidiary for capital investment and company operations. For instance, the PRC subsidiary will use the cash for their daily business operations. However, under existing PRC regulations, any loans made to our PRC subsidiaries shall not exceed a statutory limit, and shall be filed with SAFE or its local bureau. Additionally, any capital contributions the HK subsidiary make to the PRC subsidiary shall be filed with the local commerce department. The PRC subsidiary is the main operating company to earn revenue. the HK subsidiary is also permitted under the laws of Hong Kong SAR to provide funding to EUBG through dividend distribution without restrictions on the amount of the funds. Current PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles, which differ from the generally accepted accounting principles in other jurisdictions. In addition, PRC laws also require a foreign-invested enterprise to set aside at least 10% of its after-tax profits, if any, to fund its statutory reserves, until the aggregate amount reaches 50% of its registered capital. In addition, a wholly foreign-owned enterprise may, at its discretion, allocate a portion of its after-tax profits based on PRC accounting principles to enterprise expansion funds, staff welfare, and bonus funds. Those reserve funds are not available for distribution as cash dividends. The PRC government’s control of foreign currency conversion may limit our foreign exchange transactions. Under existing PRC foreign exchange regulations, payments of current account items can be made in foreign currencies without prior approval from SAFE. However, approval from SAFE, or registration with SAFE or other appropriate departments is required where RMB shall be converted into foreign currency and be remitted out of the PRC. Failure to comply with the above regulations may result in liability under PRC laws for evasion of foreign exchange controls.

v

As of the date of this filing, our PRC subsidiary has distributed $4.6 million (net of withholding tax at $517,120 charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this filing, other than the above stated $4.6 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. To the extent that the cash and assets of our business are in our PRC subsidiary and/or Hong Kong subsidiary, such cash or assets may not be available to fund our operations or for other use outside of the PRC and/or Hong Kong due to the potential intervention by the PRC government to impose restrictions and limitations over our ability or our subsidiaries’ ability to transfer cash or assets. Any such intervention in or influence on our business operations or action to exert more oversight and control over the cash or assets of our subsidiaries, once taken by the PRC government, could adversely affect our business, financial condition and results of operations and the value of our common stock, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

On September 1, 2021, our PRC subsidiary adopted a written Monetary and Cash Fund Management System (“Cash Management Policy”) for its operations in China and Hong Kong. The Cash Management Policy covers cash, bank deposits and other monetary funds owned by the PRC subsidiary and Hong Kong subsidiary and includes procedures on receiving funds, depositing funds, transferring funds and proper documentation and recording of cash. We adopted the Cash Management Policy in order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of our PRC subsidiary and Hong Kong subsidiary, including 1) checking the latest regulation requirements between China and Hong Kong; and 2) seeking approval from EUBG’s chief executive officer in order to transfer funds from our PRC subsidiary to our HK subsidiary. EUBG does not have a cash management policy.

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

PART I - Financial Information

Item 1. Financial Statements

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(In U.S. dollars except for number of shares)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,637,260	$7,649,129
Accounts receivable	270,939	67,940
Other receivables and prepayments	35,369	55,925
Total current assets	7,943,568	7,772,994

NON-CURRENT ASSETS
Plant and equipment, net	234,194	281,448
Operating lease right-of-use assets, net	112,683	146,698
Total non-current assets	346,877	428,146

TOTAL ASSETS	$8,290,445	$8,201,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$115,833
Other payables and accrued liabilities	222,279	402,158
Contract liabilities	-	216,142
Receipt in advance	-	5,161
Operating lease liabilities, current	54,964	59,370
Tax payables	158,269	39,545
Amount due to a director	170,713	171,443
Total current liabilities	606,225	1,009,652

NON-CURRENT LIABILITY
Deferred tax liabilities	444,780	342,546
Operating lease liabilities, non-current	57,719	87,328
Total non-current liabilities	502,499	429,874

TOTAL LIABILITIES	1,108,724	1,439,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2021: Nil) shares issued and outstanding as of June 30, 2022	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2021: 1,701,181,423) shares issued and outstanding as of June 30, 2022	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings (accumulated deficit)	299,620	(357,403)
Accumulated other comprehensive income	193,024	429,940
Total stockholders’ equity	7,181,721	6,761,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,290,445	$8,201,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	840,868	873,084	$2,049,872	$2,856,944
Cost of revenue	(113,332)	(199,451)	(425,811)	(418,772)
Gross profit	727,536	673,633	1,624,061	2,438,172
Selling expenses	(8,319)	(85,760)	(24,914)	(170,014)
General and administrative expenses	(331,385)	(351,935)	(642,673)	(579,301)
Profit from operations	387,832	235,938	956,474	1,688,857
Other income (expenses):
Interest income	12,637	34,039	22,967	50,279
Exchange gain (loss)	27,862	(7,432)	27,922	(12,045)
Sundry income	17,600	5,785	109,032	31,860
Total other income, net	58,099	32,392	159,921	70,094
Income before income tax	445,931	268,330	1,116,395	1,758,951
Income tax expense	(180,081)	(146,289)	(459,372)	(670,274)
Net income	$265,850	122,041	$657,023	$1,088,677
Other comprehensive income (loss)
Foreign currency translation adjustment	(231,781)	41,517	(236,916)	65,982
Total comprehensive income	$34,069	163,558	$420,107	$1,154,659

Net income per share - Basic and diluted	$0.00 *	0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and six months ended June 30, 2021

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(1,443,803)	$325,747	$5,571,021

Net income	-	-	-	-	-	-	966,636	-	966,636
Foreign currency translation adjustment	-	-	-	-	-	-	-	24,465	24,465

Balance as of March 31, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(477,167)	$350,212	$6,562,122

Net income	-	-	-	-	-	-	122,041	-	122,041
Foreign currency translation adjustment	-	-	-	-	-	-	-	41,517	41,517

Balance as of June 30, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(355,126)	$391,729	$6,725,680

Three and six months ended June 30, 2022

	Common Stock		Additional	Preferred stock			(Accumulated Deficit)	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	391,173	-	391,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,135)	(5,135)

Balance as of March 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$33,770	$424,805	$7,147,652

Net income	-	-	-	-	-	-	265,850	-	265,850
Foreign currency translation adjustment	-	-	-	-	-	-	-	(231,781)	(231,781)

Balance as of June 30, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$299,620	$193,024	$7,181,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021(UNAUDITED)

(In U.S. dollars)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$657,023	$1,088,677
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	42,322	41,479
Amortization of operating lease right-of-use assets	27,395	25,886
Deferred tax	123,894	(367,854)
Changes in operating assets and liabilities:
Other receivables and prepayments	19,049	(82,283)
Accounts receivable	(213,535)	118,772
Accounts payable	(113,645)	-
Other payables and accrued liabilities	(170,904)	(303,307)
Tax payables	125,057	(460,122)
Contract liabilities	(212,060)	-
Receipt in advance	(5,064)	(8,289)
Operating lease liabilities	(27,395)	(45,555)
Net cash generated from operating activities	252,137	7,404

Cash flows from investing activities
Purchase of property, plant and equipment	(8,381)	-
Acquisition of debt products	-	(2,781,346)
Redemption of debt products	-	5,717,211
Loan receivables to a unrelated third party	-	(499,908)
Loan to a related company	-	(123,615)
Repayment from a related company	-	312,386
Net cash (used in) generated from investing activities	(8,381)	2,624,728

Cash flows from financing activities
Repayment of borrowings	-	(128,842)
Advance from a director	-	69,532
Net cash used in financing activities	-	(59,310)

Effect of exchange rates on cash	(255,625)	38,660

Net (decrease) increase in cash and cash equivalents	(11,869)	2,611,482
Cash and cash equivalents at beginning of period	7,649,129	3,846,470
Cash and cash equivalents at end of period	$7,637,260	$6,457,952

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$224,055	$981,886
Withholding tax paid	$-	$517,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

As of December 31, 2021 and June 30, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of the Company’s revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first half of 2022. Due to the government measures taken to contain COVID-19, the offline activities of the Company’s PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for the Company’s consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of the Company’s customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xian city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. From April 16, 2022 to April 19, 2022, the city was under temporary controls of social activities after reporting more than 40 infections in half month. This affected both the Company’s digital marketing consulting services and our KOL Training Related Services.

The Company achieved an operating revenue of $2,049,872 and $2,856,944 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of approximately 28.2% from the prior period. For the three months ended June 30, 2022 and 2021, the Company operating revenue were $840,868 and $873,084, respectively, representing a decrease of 3.7%. COVID-19 has and may continue to adversely affect the Company’s financial and business performance.

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

The interim condensed consolidated financial information as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2022, its interim condensed consolidated results of operations and cash flows for the three and six month periods ended June 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

During the six months ended June 30, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the six months ended June 30, 2022, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

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

The Company recognized no impairment of ROU assets as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $627 (as at December 31, 2021: $161,188), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and six months ended June 30, 2022 and 2021.

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

The Company derived services revenues of $685,213 and $844,281 for the three months ended June 30, 2022 and 2021, respectively; and $1,504,658 and $2,752,683 for the six months ended June 30, 2022 and 2021, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major service line

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Consultancy services	680,606	873,084	1,506,962	2,807,747
Sourcing and marketing services	160,262	-	269,948	49,197
Digital training related services	-	-	272,962	-
	$840,868	$873,084	$2,049,872	$2,856,944

Revenue by recognition over time vs point in time

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	840,868	873,084	2,049,872	2,856,944
Revenue recognized over time	-	-	-	-
	$840,868	$873,084	$2,049,872	$2,856,944

Revenue recorded on a gross vs net basis

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue recorded on a gross basis	680,606	873,084	1,779,924	2,807,747
Revenue recorded on a net basis	160,262	-	269,948	49,197
	$840,868	$873,084	$2,049,872	$2,856,944

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the three months ended June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
Balance at beginning of period	$216,142	$-
Service fees collected	228,698	1,377,349
Refunded	(155,793)	-
Service revenue earned	(272,962)	(1,176,515)
Exchange realignment	(16,085)	15,308
Balance at end of period	$-	$216,142

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $26,814 and $23,220 for the three months ended June 30, 2022 and 2021, respectively; and $49,959 and $47,684 for the six months ended June 30, 2022 and 2021, respectively.

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

Six months ended June 30, 2022
Balance sheet, except for equity accounts	RMB 6.6995 to US$1.00
Income statement and cash flows	RMB 6.4783 to US$1.00

Six months ended June 30, 2021
Balance sheet, except for equity accounts	RMB 6.4572 to US$1.00
Income statement and cash flows	RMB 6.4717 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of June 30, 2022 and December 31, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
Net income	$265,850		$122,041		$657,023		$1,088,677

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three and six months ended June 30, 2022 and 2021 and the weighted average number of ordinary shares outstanding.

For the three and six months ended June 30, 2022 and 2021, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, $7,637,260 and $7,649,129 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2022 and December 31, 2021 are summarized below:

	June 30, 2022	December 31, 2021
Motor vehicle	$380,179	$400,732
Office equipment	8,105	-
	388,284	400,732
Less: Accumulated depreciation	(154,090)	(119,284)
Plant and equipment, net	$234,194	$281,448

Depreciation expenses, classified as operating expenses, were $20,952 and $20,780 for the three months ended June 30, 2022 and 2021, respectively; and $42,322 and $41,479 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and six months ended June 30, 2022 and 2021:

(a)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC, the Company CEO, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and on January 26, 2021 fully transferred to Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(b)	Xian Yuanchuang Tribe Technology Co., Ltd. (“Yuanchuang Tribe”)– a company incorporated in the PRC, Ms. Hanyu Chang, spouse of Mr. Guolin Tao, indirectly held 29.99% equity interest from November 29, 2019 to February 10, 2021.

(c)	Xian Yuanchuang Federation Information Technology Co., Ltd. (“Yuanchuang Federation”)- a company incorporated in the PRC, Yuanchuang Tribe held 100% equity interest December 30, 2019 to September 10, 2021.

Related party transaction

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest income
Baiyin Wujinxia	-	3,327	-	5,776

Interest income was charged at an interest rate agreed by both parties in accordance with a loan agreement.

Related party balances

	June 30, 2022	December 31, 2021
Amount due to a director
- Mr. Guolin Tao	$170,713	$171,443

Accounts payable
- Yuanchuang Tribe	$-	$16,135
- Yuanchuang Federation	-	21,390

The amount due to director as of June 30, 2022 and December 31, 2021 is unsecured, non-interest bearing and repayable on demand.

On June 1, 2021, the Company entered into IT consultation agreements with Yuanchuang Tribe and Yuanchuang Federation, respectively. The outstanding amounts as at December 31, 2021 are subsequently settled in January 2022.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Account receivables	$270,939	$67,940
Less: Allowance for doubtful accounts	-	-
	$270,939	$67,940

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deposits and other receivables	$21,272	$18,430
Prepayments	14,097	37,495
	$35,369	$55,925

NOTE 7 – LOAN RECEIVABLES

On February 8, 2021, the Company has provided a $500,000 loan to an independent customer of the Company’s consultancy business. The loan was interest-bearing at 10% per annum, repayable on February 7, 2022 and secured by the corporate guarantee of the customer. On August 5, 2021, the customer fully repaid the loan principal and interest.

Loan interest income were $12,459 and $19,585 for the three and six months ended June 30, 2021, respectively.

NOTE 8 –OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Other payables	$95,719	$83,494
Salary payable	81,306	105,294
Accrued audit fees	-	130,000
Other accrued expenses	45,254	83,370
	$222,279	$402,158

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of June 30, 2022 and December 31, 2021, are also considered under restriction for distribution.

NOTE 11 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Tax jurisdictions from:
- Local	(138,753)	(137,110)	$(253,156)	$(188,588)
- Foreign, representing:
HK	8,651	(17,859)	(19,913)	(23,567)
PRC	576,033	423,299	1,389,464	1,971,106

Income before income taxes	445,931	268,330	$1,116,395	$1,758,951

Income is subject to tax in the various countries in which the Company operates.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2019. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2022 and 2021.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and six months ended June 30, 2022 and 2021. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $298,530 (HK$2,000,000) for the three and six months ended June 30, 2022 and 2021 and subject to a waiver of 100% of the profits tax under a cap of $1,493 (HK$10,000) for the three and six months ended June 30, 2022 and 2021, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at June 30, 2022 and December 31, 2021 were $4,603,619 and $3,579,288, respectively. At June 30, 2022 and December 31, 2021, the Company recognized deferred tax liabilities of $460,362 and $357,929, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Current tax:
China	$131,409	$122,745	$335,479	$521,510

Deferred tax
China	48,672	23,544	123,893	148,764
Total	$180,081	$146,289	$459,372	$670,274

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income before income tax	445,931	268,330	$1,116,395	$1,758,951
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	93,645	56,349	234,443	369,380
Reconciling items:
Non-deductible expenses	28,736	52,401	58,186	70,281
Effect of tax reliefs granted to Hong Kong subsidiary	-	-	-	-
Rate differential in different tax jurisdictions	22,653	19,209	56,475	81,849
Deferred tax provided on dividends withholding tax of PRC subsidiaries	48,672	18,330	123,893	148,764
Over-provision in prior year	(13,625)	-	(13,625)	-
Income tax expense	180,081	146,289	$459,372	$670,274

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021 are presented below:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Accelerated depreciation	$2,675	$1,778
Deductible temporarily difference arising from other payable	12,907	13,605
Less: Net off with deferred tax liabilities for financial reporting purposes	(15,582)	(15,383)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$460,362	$357,929
Less: Net off with deferred tax assets for financial reporting purposes	(15,582)	(15,383)
Net total deferred tax liabilities	$444,780	$342,546

NOTE 12 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $5,087 (RMB32,951) per month.

Operating lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating lease cost – straight line	14,946	13,118	30,519	26,185
Total lease expense	$14,946	$13, 118	$30,519	$26,185

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022:

Operating leases

Remainder of 2022	$29,511
2023	59,022
2024	29,511
2025	-
Thereafter	-
Total undiscounted cash flows	118,044
Less: imputed interest	(5,361)
Present value of lease liabilities	$112,683

Lease term and discount rate

June 30, 2022
Weighted-average remaining lease term - year	2.0
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the six months ended June 30, 2022 and 2021 was as follows:

	Six months ended June 30,
	2022	2021
Operating cash outflows from operating lease	$30,519	$45,825

NOTE 13 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2022 and December 31, 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2022 and December 31, 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022			2021

Customer A (note)	$477,371	57%		$	*	* %
Customer B	*	*	%		320,654	37%
Customer C	*	*	%		294,519	34%
Customer D	*	*	%		228,235	26%

* Comprised less than 10% of net revenue for the respective period.

	Six months ended June 30,
	2022			2021

Customer A (note)	$846,530	41%		$	*	* %
Customer B	*	*	%		1,111,600	39%
Customer C	*	*	%		735,196	26%
Customer D	*	*	%		454,555	16%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Customer A (note i)	$189,195	70%		$15,864	23%
Customer E	*	*	%	18,408	27%
Customer F	*	*	%	20,272	30%

The Company had the following service vendor that individually comprised 10% or more of cost of revenue for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022		2021
Service vendor A (note)	$138,434	32.5%	$	*	*%

The Company had the following service vendors that individually comprised 10% or more of accounts payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021

Service vendor B	$	*	*	%	$49,560	43%
Service vendor C		*	*	%	21,390	18%
Service vendor D		*	*	%	19,308	17%
Service vendor E		*	*	%	16,135	14%

*	Comprised less than 10% of accounts payable for the respective period.

Note: Customer A and Service vendor A disclosed above is the same Company.

(b)	Credit risk

At June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of December 31, 2021 and June 30, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of our revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the first half of 2022. Due to the government measures taken to contain COVID-19, the offline activities of our PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for our consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of our customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xi’an city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. From April 16, 2022 to April 19, 2022, the city was under temporary controls of social activities after reporting more than 40 infections in half month. This affected mainly our digital marketing consulting services in 2020, 2021 and early of 2022.

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

Recent Developments

For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. For the six months ended June 30, 2022 and 2021, the digital training related services with Jade Bird represented 13% and 0% of our total revenue, or $272,962 and $0, respectively. For the three months ended June 30, 2022 and 2021, the digital training related services with Jade Bird were nil. As of the date of this filing, there is no further notice from CNPTTN and the service is still being suspended.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021

The following table represents our unaudited condensed consolidated statement of operations for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021
Revenue	$840,868	$873,084
Cost of revenue	(113,332)	(199,451)
Gross profit	727,536	673,633
Selling expenses	(8,319)	(85,760)
General and administrative expenses	(331,385)	(351,935)
Total other income, net	58,099	32,392
Income before income tax	445,931	268,330
Income tax expense	(180,081)	(146,289)
Net income	$265,850	$122,041

Revenue and cost of revenue

During the three months ended June 30, 2022, we generated revenue of $840,868 compared to $873,084 for the three months ended June 30, 2021, representing a decrease of $32,216 or 3.7% as compared with the prior period. For the three months ended June 30, 2022, our revenue from consultancy services and sourcing and marketing services were $680,606 and $160,262, respectively; while revenue for the three months ended June 30, 2021 was wholly generated from our consultancy services. Cost of revenue was $113,332 for the three months ended June 30, 2022 compared to $199,451 for the three months ended June 30, 2021. The decrease of cost of revenue for the three months ended June 30, 2022 was mainly due to our senior management no longer directly involved in performing the services but focused on management work. Therefore, less direct senior management costs were incurred in the consultancy services and souring and marketing service.

Selling expenses

During the three months ended June 30, 2022, we incurred $8,319 selling expenses compared to $85,760 for the three months ended June 30, 2021, representing a decrease of $77,441 or 90.3% as compared with the prior period. The decrease of selling expenses was mainly due to the tightening of entertainment policies during the period and the staff costs incurred in selling activities were dropped by $42,974 or 90.5% for the three months ended June 30, 2022.

General and administrative expenses

During the three months ended June 30, 2022, we incurred $331,385 general and administrative expenses compared to $351,935 for the three months ended June 30, 2021, representing a decrease of $20,550 or 5.8% as compared with the prior period. The slight decrease for the three months ended June 30, 2022 was mainly due to less audit fees and professional fees charged by the professional parties. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the three months ended June 30, 2022, we generated net other income of $58,099 compared to $32,392 for the three months ended June 30, 2021, representing an increase of $25,707 or 79.4% as compared with the prior period. Our other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the three months ended June 30, 2022, we incurred income tax expense of $180,081 compared to $146,289 for the three months ended June 30, 2021, representing an increase of $33,792 or 23.1% as compared with the prior period. The income tax expenses were charged in China.

For the three months ended June 30, 2022, our income tax expenses comprised of current tax and deferred tax expenses of $131,409 and $48,672, respectively, compared to $122,745 and $23,544 for the three months ended June 30, 2021.

Net income

As a result of the above, we generated a net income of $265,850 and $122,041 for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021

The following table represents our unaudited condensed consolidated statement of operations for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021
Revenue	$2,049,872	$2,856,944
Cost of revenue	(425,811)	(418,772)
Gross profit	1,624,061	2,438,172
Selling expenses	(24,914)	(170,014)
General and administrative expenses	(642,673)	(579,301)
Total other income, net	159,921	70,094
Income before income tax	1,116,395	1,758,951
Income tax expense	(459,372)	(670,274)
Net income	$657,023	$1,088,677

Revenue and cost of revenue

During the six months ended June 30, 2022, we generated revenue of $2,049,872 compared to $2,856,944 for the six months ended June 30, 2021, representing a decrease of $807,072 or 28.2% as compared with the prior period. The decrease was mainly due to our consultancy services income, generated from clients who engaged in online courses business, dropped by $1,950,347 as compared with last period. This was because the end customers became more patience and cautious in choosing online courses. We continued to seek for different business opportunities to stabilize our income streams. During the six months ended June 30, 2022, we generated $272,962 from our new digital training related services and $576,582 from our consultancy services to a customer who engaged in live streaming business. However, these new income streams only compensated a part of the revenue reduction in current period. As of the date of this filing, the digital training related services with Jade Bird remain suspended. Therefore, we expected the new revenue will not be available to compensate the revenue reduction until further notice. Cost of revenue was $425,811 for the six months ended June 30, 2022 compared to $418,772 for the six months ended June 30, 2021. For the six months ended June 30, 2022, the cost of revenue mainly represented the staff costs for our consulting services and the agency fees for our digital training related services.

Selling expenses

During the six months ended June 30, 2022, we incurred $24,914 selling expenses compared to $170,014 for the six months ended June 30, 2021, representing a decrease of $145,100 or 85.3% as compared with the prior period. The decrease of selling expenses was mainly due to the tightening of entertainment policies during the period and the staff costs incurred in selling activities were dropped by $70,200 or 80.0% for the six months ended June 30, 2022.

General and administrative expenses

During the six months ended June 30, 2022, we incurred $642,673 general and administrative expenses compared to $579,301 for the six months ended June 30, 2021, representing an increase of $63,372 or 10.9% as compared with the prior period. The increase for the six months ended June 30, 2022 was mainly due certain senior management no longer directly involved in performing the services but focused on management work. Therefore, more senior management costs were incurred during the period. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the six months ended June 30, 2022, we generated net other income of $159,921 compared to $70,094 for the six months ended June 30, 2021, representing an increase of $89,827 or 128.2% as compared with the prior period. Our other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the six months ended June 30, 2022, we incurred income tax expense of $459,372 compared to $670,274 for the six months ended June 30, 2021, representing a decrease of $210,902 or 31.5% as compared with the prior period. The income tax expenses were charged in China.

For the six months ended June 30, 2022, our income tax expenses comprised of current tax and deferred tax expenses of $335,479 and $123,893, respectively, compared to $521,510 and $148,764 for the six months ended June 30, 2021. The decrease of the current tax and deferred tax was mainly aligned with the reduction of revenue and gross profit during the period.

Net income

As a result of the above, we generated a net income of $657,023 and $1,088,677 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$7,637,260	$7,649,129
Total current assets	7,943,568	7,772,994
Total assets	8,290,445	$8,201,140
Total liabilities	1,108,724	1,439,526
Retained earnings (accumulated deficit)	299,620	(357,403)
Total equity	7,181,721	6,761,614

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021
Net cash generated from operating activities	$252,137	$7,404
Net cash (used in) generated from investing activities	(8,381)	2,624,728
Net cash used in financing activities	-	(59,310)
Effect of exchange rate changes on cash and cash equivalents	(255,625)	38,660
Cash and cash equivalents, beginning of period	7,649,129	3,846,470
Cash and cash equivalents, end of period	$7,637,260	$6,457,952

Cash generated from operating activities

Net cash generated from operating activities for the six months ended June 30, 2022 was $252,137, as compared to net cash generated from operating activities of $7,404 for the six months ended June 30, 2021, representing an increase of $244,733 or 33 times as compared with the prior period. The increase of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $657,023 for the six months ended June 30, 2022, as compared to $1,088,677 for the six months ended June 30, 2021. The decrease of net income of $431,654 or 39.6% was mainly due to the reduction of certain performance-based arrangement consultancy services during the period which directly reduced our operating cash inflow.

Cash inflow of deferred tax was $123,894 for the six months ended June 30, 2022, as compared to cash outflow of $367,854 for the six months ended June 30, 2021. The cash inflow of $123,894 for the six months ended June 30, 2022 was mainly resulted from the recognition of withholding tax arising from the undistributed profits of our PRC subsidiary, while the cash outflow of $367,854 for the six months ended June 30, 2021 was mainly due to our PRC subsidiary distributed dividends to our Hong Kong subsidiary during the period.

Cash outflow of trade receivables was $213,535 for the six months ended June 30, 2022, as compared to cash inflow of $118,772 for the six months ended June 30, 2021. The cash outflow of $213,535 for the six months ended June 30, 2022 was due to certain consultancy services income were not settled by the customers before the end of period.

Cash outflow of trade payables was $113,645 for the six months ended June 30, 2022 because all the account payables were settled before June 30, 2022. Due to the suspension of the digital training related services with Jade Bird, the service fees charged by our service vendors sharply decreased during the period.

Cash outflow of other payables and accrued liabilities was $170,904 for the six months ended June 30, 2022, as compared to cash outflow of $303,307 for the six months ended June 30, 2021. The cash outflow for the six months ended June 30, 2022 and 2021 were due to the settlement of the accrued audit fee, consultancy fee and professional fee during the periods. Larger cash outflow was resulted in the six months ended June 30, 2021 because the Company filed a registration document during the period and settled the service fees with the professional parties.

Cash inflow of tax payables was $125,057 for the six months ended June 30, 2022, as compared to cash outflow of $460,122 for the six months ended June 30, 2021. The cash inflow of $125,057 for the six months ended June 30, 2022 was mainly due to the business reduction during the period and we provided current income tax of $335,479 netting off with $224,055 income tax paid during the period. The cash outflow of $460,122 for the six months ended June 30, 2021 was mainly due to the current income tax provision of $521,510, netting off with $981,886 income tax paid during the prior period.

Cash outflow of contract liabilities was $212,060 for the six months ended June 30, 2022 because the digital training related services will Jade Bird was suspended since March 2022 and all the outstanding contract liabilities were refunded to the customers before June 30, 2022.

As we are continually to explore new business opportunities and new customers, we expect to generate more cash inflows in the coming years. We continue to monitor our level of operating expenses in order to maintain a positive cash flow position.

Cash (used in) generated from investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was $8,381 as compared net cash of $2,624,728 generated from investing activities for the six months ended June 30, 2021. The net cash used in investing activities for the six months ended June 30, 2022 were mainly due to the purchase of property, plant and equipment during the period; while the net cash generated from investing activities was mainly due to the redemption of debt products of $5,717,211 offset by the acquisition of debt products of $2,781,346.

Cash used in financing activities

The net cash used in financing activities for the six months ended June 30, 2021 was mainly due to the repayment of borrowings of $128,842 offsetting by the advance from a director of $69,532 during the period. No cash was incurred in financing activities during the six months ended June 30, 2022.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of June 30, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	118,044	59,022	59,022	-	-
TOTAL	$118,044	$59,022	$59,022	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The interim condensed consolidated financial information as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

During the six months ended June 30, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the six months ended June 30, 2022, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of June 30, 2022.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2022. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We have been in business since October 2019 as a consulting company. Our revenue for the year ended December 31, 2019 was only $918,931, and the revenue significantly increased to $9,187,023 at the year end of 2020. It was because of our continuing expansion of our services and operations. For example, to complement and expand our existing consulting services, our operating subsidiaries started to provide KOL Training Related Services in 2020 by cooperating with other training agencies. Such plan has been adopted by the executive in 2020 and will continue to place, substantial demands on our managerial, operational, technological and other resources. Our revenue for the six months ended June 30, 2022 was $2,049,872 compared to $2,856,944 for the six months ended June 30, 2021. The decrease was mainly due to our consultancy services income, generated from clients who engaged in online courses business, dropped by $1,925,874 as compared with last period. This was because the end customers became more patience and cautious in choosing online courses. We continued to seek for different business opportunities to stabilize our income streams. During the six months ended June 30, 2022, we generated $272,962 from our new digital training related services with Jade Bird and $576,582 from our consultancy services to a customer who engaged in live streaming business. However, these new income streams only compensated a part of the revenue reduction in current period. As of the date of this filing, the digital training related services with Jade Bird remain suspended. Therefore, we expected the new revenue will not be available to compensation the revenue reduction until further notice. Our revenue for the year ended December 31, 2021 was $5,637,396 compared to $9,187,023 for the year ended December 31,2020. The revenue decreased because the outbreak of new Delta virus in China increased the inherent risk of the business. Therefore, we suspended certain consulting services from April, 2021 to August, 2021 and realigned the resources to focus on our KOL Training Related Services. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers. Our planned expansion will also place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

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

The laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this filing, there is no further notice from CNPTTN and the service is still being suspended.

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

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009), and Amendment 9 (effective on November 1, 2015), Amendment 10 (effective on November 4, 2017) and Amendment 11 (effective on March 1, 2021), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. The PRC governmental authorities have promulgated, among others, the Cyber Security Law of the PRC (《中华人民共和国网络安全法》), Personal Information Protection Law of the People’s Republic of China（《中华人民共和国个人信息保护法》）, Data Security Law of the People’s Republic of China（《中华人民共和国数据安全法》） and Measures for Cybersecurity Review (2021)(《网络安全审查办法(2021)》) to ensure cyber security, data and personal information protection. Recently, the CAC had further proposed the Measures for the Security Assessment for Cross-border Transfer of Data（《数据出境安全评估办法》）and the Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》) (the “Draft Regulation”) for public comments, which provided guidance on the cross-border data transmission and potential cybersecurity review scope.

We attach great importance to data security, cyber security and personal information protection, and the evolvement of applicable PRC laws and regulations therewith, and we are in compliance with laws and regulations with respect to data security, cyber security and personal information protection in all material aspects. As of the date of this filing, our PRC subsidiary, the main operating entity of ours, has implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information to make sure its compliance with relevant PRC laws and regulations. The main internal policies and measures are as follows: (i) for customer data processing, our PRC subsidiary deploys the access control mechanism on the server side, adopts the principle of minimum authorization for the staff who may contact end users’ personal data; (ii) our PRC subsidiary’s operating systems and database systems have password complexity requirements; (iii) our PRC subsidiary has established Information Security Committee and appoints the CEO, Mr. Tao Guolin to be the head of the committee; (iv) our PRC subsidiary has formulated a cybersecurity contingency plan and will conduct training and safety drills every year in preparation for any emergency cybersecurity incidents; (v) our PRC subsidiary has established data privacy policies to ensure that its collection of data is conducted in accordance with applicable laws and regulations and that the collection is for legitimate purposes as set out in its agreements.

We are in compliance with PRC laws and regulations with respect to data security in all material aspects, on the basis that: as of the date of this filing, (i) we have implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information as listed above; (ii) there had been no material incident of data or personal information leakage, infringement of data protection and privacy laws and regulations or investigation or other legal proceeding, pending or threatened against us initiated by competent government authorities or third parties, that will materially and adversely affect our business; (iii) we have not received any investigation, notice, warning, penalty or sanction from applicable government authorities (including the CAC) with regard to our business operations concerning any issues related to cybersecurity and data security; (iv) we have not been involved in any suits, judicial review, enquiry, or other legal proceedings initiated by applicable governmental authorities in relation to any violation of applicable regulations or policies that have been issued by the CAC.

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

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment for Cross-border Transfer of Data (the “Security Assessment measures”), which will come into effect on September 1, 2022. The Security Assessment measures stipulates that data processors which provide data cross-border and have one of the following circumstances, should apply the security assessment to the national network information department through the provincial branches of network information department: (A) data processors to provide important data cross-border; (B) operators of critical information infrastructure and data processors handling personal information of more than 1 million people to provide personal information cross-border;(C) data processors which provide cross-border a cumulative total of 100,000 people’s personal information or 10,000 people’s sensitive personal information since January 1 of the previous year; (D) other situations requiring application for the security assessment regarding providing data cross-border as stipulated by the state Internet information department. As of the date of this filing, the PRC subsidiary has not provided any important data or personal data to any offshore institutions or individuals, so the PRC subsidiary do not need to apply for a security assessment at this stage. However, if we need to provide data to offshore institutions or individuals in the future and fall into the situations which should apply for the security assessment, we might not pass the security assessment.

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

As for the draft measures(including the Revised Draft and the Draft Regulation) issued by CAC recently, as advised by the PRC legal counsel, since the relevant government authorities are still seeking comments on the Draft Regulation from the public as of the date of this submission, the Draft Regulation (especially its operative provision) and its anticipated adoption or effective date are subject to further changes with substantial uncertainty. We will continue to pay close attention to the legislative and regulatory developments in data security and comply with the latest regulatory requirements.

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

Entrepreneur Universe Bright Group

Date: August 12, 2022	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)