Form 10-Q
period 2022-09-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2022-11-14
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of registrant’s common stock outstanding as of November 10, 2022 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

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

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in in our Annual Report on our Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on April 15, 2022 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in the Company’s common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On April 22, 2022, the SEC provisionally identified EUBG as a company that has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that (i) is located in a foreign jurisdiction and (ii) the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction under the HFCAA (a “Commission-Identified Issuer”). On May 12, 2022, that provisional identification became conclusive and we are now subject to the requirements under the HFCAA, including the prohibition on the trading of such issuer’s securities on a national securities exchange or through any other method is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. This identification of EUBG as a Commission-Identified Issuer does not mean that we will be immediately prohibited from trading our securities on the OTC Pink Sheets. However, we may be prohibited from trading our securities, including trading in the “over-the-counter” market, if we continue to be unavailable for PCAOB inspection or investigation for pursuant to the HFCAA (or two years under the AHFCAA). In addition, after the first year of identification, we will be subject to new submission and disclosure requirements in our subsequent annual reports. On September 7, 2022, the Company dismissed CZD CPA and appointed Prager Metis CPAs, LLC (“PragerMetis”) as the Company’s independent auditor for the fiscal year end December 31, 2022. Our current auditors, PragerMetis, is headquartered in New York, New York, and has been inspected by the PCAOB.

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

As of the date of this filing, our PRC subsidiary has distributed $7.5 million (net of withholding tax at $836,820 charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this filing, other than the above stated $7.5 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

v

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

PART I - Financial Information

Item 1. Financial Statements

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. dollars except for number of shares)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,330,431	$7,649,129
Accounts receivable	287,436	67,940
Loan and interest receivables	983,699	-
Other receivables and prepayments	41,068	55,925
Total current assets	7,642,634	7,772,994

NON-CURRENT ASSETS
Plant and equipment, net	202,431	281,448
Operating lease right-of-use assets, net	93,387	146,698
Total non-current assets	295,818	428,146

TOTAL ASSETS	$7,938,452	$8,201,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$115,833
Other payables and accrued liabilities	225,119	402,158
Contract liabilities	-	216,142
Receipt in advance	-	5,161
Operating lease liabilities, current	51,119	59,370
Tax payables	133,931	39,545
Amount due to a director	167,935	171,443
Total current liabilities	578,104	1,009,652

NON-CURRENT LIABILITY
Deferred tax liabilities	297,200	342,546
Operating lease liabilities, non-current	42,269	87,328
Total non-current liabilities	339,469	429,874

TOTAL LIABILITIES	917,573	1,439,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2021: Nil) shares issued and outstanding as of September 30, 2022	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2021: 1,701,181,423) shares issued and outstanding as of September 30, 2022	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings (accumulated deficit)	267,621	(357,403)
Accumulated other comprehensive income	64,181	429,940
Total stockholders’ equity	7,020,879	6,761,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,938,452	$8,201,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	801,784	1,622,471	$2,851,656	$4,479,415
Cost of revenue	(140,009)	(870,967)	(565,820)	(1,289,739)
Gross profit	661,775	751,504	2,285,836	3,189,676
Selling expenses	(10,043)	(54,921)	(34,957)	(224,935)
General and administrative expenses	(423,931)	(326,090)	(1,066,604)	(905,391)
Profit from operations	227,801	370,493	1,184,275	2,059,350
Other income (expenses):
Interest income	10,522	15,934	33,489	66,213
Exchange gain (loss)	(135,842)	8,957	(107,920)	(3,088)
Sundry income	1,304	13,956	110,336	45,816
Total other income (expenses), net	(124,016)	38,847	35,905	108,941
Income before income tax	103,785	409,340	1,220,180	2,168,291
Income tax expense	(135,784)	(201,789)	(595,156)	(872,063)
Net (loss) income	$(31,999)	207,551	$625,024	$1,296,228
Other comprehensive (loss) income		-
Foreign currency translation adjustment	(128,843)	(2,946)	(365,759)	63,036
Total comprehensive (loss) income	$(160,842)	204,605	$259,265	$1,359,264

Net (loss) income per share - Basic and diluted	$0.00 *	0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and nine months ended September 30, 2021

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(1,443,803)	$325,747	$5,571,021

Net income	-	-	-	-	-	-	966,636	-	966,636
Foreign currency translation adjustment	-	-	-	-	-	-	-	24,465	24,465

Balance as of March 31, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(477,167)	$350,212	$6,562,122

Net income	-	-	-	-	-	-	122,041	-	122,041
Foreign currency translation adjustment	-	-	-	-	-	-	-	41,517	41,517

Balance as of June 30, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(355,126)	$391,729	$6,725,680

Net income	-	-	-	-	-	-	207,551	-	207,551
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,946)	(2,946)

Balance as of September 30, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(147,575)	$388,783	$6,930,285

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and nine months ended September 30, 2022

	Common Stock		Additional	Preferred stock			(Accumulated Deficit)	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	391,173	-	391,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,135)	(5,135)

Balance as of March 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$33,770	$424,805	$7,147,652

Net income	-	-	-	-	-	-	265,850	-	265,850
Foreign currency translation adjustment	-	-	-	-	-	-	-	(231,781)	(231,781)

Balance as of June 30, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$299,620	$193,024	$7,181,721

Net loss	-	-	-	-	-	-	(31,999)	-	(31,999)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(128,843)	(128,843)

Balance as of September 30, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$267,621	$64,181	$7,020,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In U.S. dollars)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$625,024	$1,296,228
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	62,516	62,222
Amortization of operating lease right-of-use assets	40,575	39,248
Deferred tax	(33,117)	(319,660)
Changes in operating assets and liabilities:
Other receivables and prepayments	11,128	(179,961)
Accounts receivable	(244,432)	95,800
Accounts payable	(111,527)	431,690
Other payables and accrued liabilities	(159,123)	(284,226)
Tax payables	106,699	(445,713)
Contract liabilities	(208,106)	4,158
Receipt in advance	(4,969)	(34,318)
Operating lease liabilities	(40,574)	(43,614)
Net cash generated from operating activities	44,094	621,854

Cash flows from investing activities
Purchase of property, plant and equipment	(9,746)	-
Acquisition of debt products	-	(2,781,482)
Redemption of debt products	-	5,872,017
Loan receivables to unrelated third parties	(1,060,394)	(499,554)
Loan to a related company	-	(123,621)
Repayment from a related company	-	312,401
Repayment from a unrelated third party	-	499,554
Net cash (used in) generated from investing activities	(1,070,140)	3,279,315

Cash flows from financing activities
Repayment of borrowings from a director	(3,490)	(128,751)
Advance from a director	-	67,882
Net cash used in financing activities	(3,490)	(60,869)

Effect of exchange rates on cash	(289,162)	37,171

Net (decrease) increase in cash and cash equivalents	(1,318,698)	3,877,471
Cash and cash equivalents at beginning of period	7,649,129	3,846,470
Cash and cash equivalents at end of period	$6,330,431	$7,723,941

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$369,878	$1,115,659
Withholding tax paid	$151,485	$517,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. Since its inception, the Company had the following name changes: On March 17, 2003, to Estelle Reyna, Inc.; on September 11, 2003 to Karma Media, Inc.; on July 8, 2005 to Pitboss Entertainment, Inc.; on March 3, 2006 to US Energy Holdings, Inc.; on December 20, 2006 to Lonestar Group Holdings Company; on November 9, 2007 to Guardian Angel Group, Inc.; on May 18, 2011 to REE International, Inc.; and on March 23, 2020, the Company filed a Certificate of Amendment to the Nevada Secretary of State amending Article I of its Articles of Incorporation changing the Company’s name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

On May 15, 2019, MXD Inc., a private company incorporated in the State of Colorado, entered into certain Sale and Purchase Agreements (the “Stock Purchase Agreements”), with Tethys Fountain Limited, New Finance Consultants Limited, Jia Wang, Jianyong Li, Haijun Jiang, Xuebin Wu and Fanfan Chen (collectively, the “Purchasers”), to transfer all its 1,590,605,141 shares of common stock of the Company to the Purchasers in exchange for an aggregate purchase price of $135,000. Upon the closing of the Stock Purchase Agreements, the Purchasers collectively owned 93.5% of the issued and outstanding shares of the Company’s common stock, and Tethys Fountain Limited became the controlling shareholder of the Company.

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

As of December 31, 2021 and September 30, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

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

The Company achieved an operating revenue of $2,851,656 and $4,479,415 for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of approximately 36.3% from the prior period. For the three months ended September 30, 2022 and 2021, the Company operating revenue were $801,784 and $1,622,471, respectively, representing a decrease of 50.6%. COVID-19 has and may continue to adversely affect the Company’s financial and business performance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of September 30, 2022 and for the three and nine months periods ended September 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2022, its interim condensed consolidated results of operations and cash flows for the three and nine months period ended September 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

During the nine months ended September 30, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company expects that the impact of the COVID-19 outbreak on China and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the nine months ended September 30, 2022, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

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

The Company recognized no impairment of ROU assets as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $599 (as at December 31, 2021: $161,188), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and nine months ended September 30, 2022 and 2021.

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

The Company derived services revenues of $702,371 and $1,515,371 for the three months ended September 30, 2022 and 2021, respectively; and $2,207,029 and $4,268,054 for the nine months ended September 30, 2022 and 2021, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major service line

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Consultancy services	699,257	1,554,834	2,211,307	4,362,581
Sourcing and marketing services	102,527	67,637	372,475	116,834
Digital training related services	-	-	267,874	-
	$801,784	$1,622,471	$2,851,656	$4,479,415

Revenue by recognition over time vs point in time

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	801,784	1,622,471	2,851,656	4,479,415
Revenue recognized over time	-	-	-	-
	$801,784	$1,622,471	$2,851,656	$4,479,415

Revenue recorded on a gross vs net basis

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue recorded on a gross basis	699,257	1,554,834	2,479,181	4,362,581
Revenue recorded on a net basis	102,527	67,637	372,475	116,834
	$801,784	$1,622,471	$2,851,656	$4,479,415

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the nine months ended September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Balance at beginning of period	$216,142	$-
Service fees collected	224,435	1,377,349
Refunded	(152,888)	-
Service revenue earned	(267,874)	(1,176,515)
Exchange realignment	(19,815)	15,308
Balance at end of period	$-	$216,142

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $17,744 and $31,273 for the three months ended September 30, 2022 and 2021, respectively; and $47,963 and $78,957 for the nine months ended September 30, 2022 and 2021, respectively.

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

Nine months ended September 30, 2022
Balance sheet, except for equity accounts	RMB 7.1160 to US$1.00
Income statement and cash flows	RMB 6.6013 to US$1.00

Nine months ended September 30, 2021
Balance sheet, except for equity accounts	RMB 6.4466 to US$1.00
Income statement and cash flows	RMB 6.4714 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of September 30, 2022 and December 31, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Net (loss) income per Share of Common Stock

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

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Net (loss) income	$(31,999)		$207,551		$625,024		$1,296,228

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net (loss) income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net (loss) income per share of common stock is based on the net (loss) income for the three and nine months ended September 30, 2022 and 2021 and the weighted average number of ordinary shares outstanding.

For the three and nine months ended September 30, 2022 and 2021, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, $6,330,431 and $7,649,129 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2022 and December 31, 2021 are summarized below:

	September 30, 2022	December 31, 2021
Motor vehicle	$357,927	$400,732
Office equipment	9,041	-
	366,968	400,732
Less: Accumulated depreciation	(164,537)	(119,284)
Plant and equipment, net	$202,431	$281,448

Depreciation expenses, classified as operating expenses, were $20,194 and $20,743 for the three months ended September 30, 2022 and 2021, respectively; and $62,516 and $62,222 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and nine months ended September 30, 2022 and 2021:

(a)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC, the Company CEO, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and on January 26, 2021 fully transferred to Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(b)	Xian Yuanchuang Tribe Technology Co., Ltd. (“Yuanchuang Tribe”)– a company incorporated in the PRC, Ms. Hanyu Chang, spouse of Mr. Guolin Tao, indirectly held 29.99% equity interest from November 29, 2019 to February 10, 2021.

(c)	Xian Yuanchuang Federation Information Technology Co., Ltd. (“Yuanchuang Federation”)- a company incorporated in the PRC, Yuanchuang Tribe held 100% equity interest December 30, 2019 to September 10, 2021.

Related party transaction

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Interest income
Baiyin Wujinxia	$-	$-	$-	$5,777

On November 1, 2019, the Company entered into a loan agreement with Baiyin Wujinxia to loan a total amount of $305,804 (RMB2,000,000) for a period from November 1, 2019 to September 30, 2021. The loan was unsecured and bears fixed interest at 4.75% per annum. The outstanding amount (including loan interest) of $186,796 as at December 31, 2020 was fully repaid on June 18, 2021 and the loan agreement was early terminated on the same date.

Interest income was charged at an interest rate agreed by both parties in accordance with a loan agreement.

Related party balances

	September 30, 2022	December 31, 2021
Amount due to a director
- Mr. Guolin Tao	$167,935	$171,443

Accounts payable
- Yuanchuang Tribe	$-	$16,135
- Yuanchuang Federation	-	21,390

The amount due to director as of September 30, 2022 and December 31, 2021 is unsecured, non-interest bearing and repayable on demand.

On June 1, 2021, the Company entered into IT consultation agreements with Yuanchuang Tribe and Yuanchuang Federation, respectively. The outstanding amounts as at December 31, 2021 are subsequently settled in January 2022.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Account receivables	$287,436	$67,940
Less: Allowance for doubtful accounts	-	-
	$287,436	$67,940

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deposits and other receivables	$25,297	$18,430
Prepayments	15,771	37,495
	$41,068	$55,925

NOTE 7 – LOAN RECEIVABLES

On September 29, 2022, the Company has provided loans of $983,699 to two independent vendors of the Company’s consultancy business. The loans were interest-bearing at 7% per annum, repayable on October 28, 2022 and secured by the personal guarantee of these customers. On October 18, 2022, the borrowers fully repaid the loan principal and interest.

On February 8, 2021, the Company has provided a $500,000 loan to an independent customer of the Company’s consultancy business. The loan was interest-bearing at 10% per annum, repayable on February 7, 2022 and secured by the corporate guarantee of the customer. On August 5, 2021, the customer fully repaid the loan principal and interest.

Loan interest income were $0 and $4,093 for the three months ended September 30, 2022 and 2021, respectively; and $0 and $23,678 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 –OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Other payables	$84,350	$83,494
Salary payable	64,757	105,294
Accrued audit fees	25,000	130,000
Other accrued expenses	51,012	83,370
	$225,119	$402,158

NOTE 9 – STATUTORY RESERVES

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of September 30, 2022 and December 31, 2021, are also considered under restriction for distribution.

NOTE 10 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Tax jurisdictions from:
- Local	$(228,524)	$(156,168)	$(481,680)	$(344,756)
- Foreign, representing:
HK	(175,426)	(3,278)	(195,339)	(26,845)
PRC	507,735	568,786	1,897,199	2,539,892

Income before income taxes	$103,785	$409,340	$1,220,180	$2,168,291

Income is subject to tax in the various countries in which the Company operates.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2019. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2022 and 2021.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and nine months ended September 30, 2022 and 2021. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $281,057 (HK$2,000,000) for the three and nine months ended September 30, 2022 and 2021 and subject to a waiver of 100% of the profits tax under a cap of $1,405 (HK$10,000) for the three and nine months ended September 30, 2022 and 2021, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at September 30, 2022 and December 31, 2021 were $3,123,352 and $3,579,288, respectively. At September 30, 2022 and December 31, 2021, the Company recognized deferred tax liabilities of $312,335 and $357,929, respectively, in respect of the undistributed profits.

Income tax (credit) expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Current tax:
Hong Kong	-	(841)	-	(841)
China	$127,727	$154,923	$463,206	$676,433

Deferred tax
Hong Kong	8,641	55,683	133,454	206,359
China	(584)	(7,976)	(1,504)	(9,888)
Total	$135,784	$201,789	$595,156	$872,063

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income before income tax	$103,785	$409,340	$1,220,180	$2,168,291
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	21,795	85,962	256,238	455,342
Reconciling items:
Non-deductible expenses	75,971	37,816	134,157	106,185
Rate differential in different tax jurisdictions	28,203	23,169	84,678	105,018
Deferred tax provided on dividends withholding tax of PRC subsidiaries	9,561	55,683	133,454	206,359
Over-provision in prior year	254	(841)	(13,371)	(841)
Income tax (credit) expense	$135,784	$201,789	$595,156	$872,063

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2022 and December 31, 2021 are presented below:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Accelerated depreciation	$2,984	$1,778
Deductible temporarily difference arising from other payable	12,151	13,605
Less: Net off with deferred tax liabilities for financial reporting purposes	(15,135)	(15,383)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$312,335	$357,929
Less: Net off with deferred tax assets for financial reporting purposes	(15,135)	(15,383)
Net total deferred tax liabilities	$297,200	$342,546

NOTE 11 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,992 (RMB32,951) per month.

Operating lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating lease cost – straight line	14,406	15,277	44,925	41,462
Total lease expense	$14,406	15,277	$44,925	$41,462

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

Operating leases

Remainder of 2022	$13,892
2023	55,567
2024	27,784
2025	-
Thereafter	-
Total undiscounted cash flows	97,243
Less: imputed interest	(4,096)
Present value of lease liabilities	$93,147

Lease term and discount rate

September 30, 2022
Weighted-average remaining lease term - year	1.75
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
	2022	2021
Operating cash outflows from operating lease	$44,925	$45,827

NOTE 12 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2022 and December 31, 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2022 and December 31, 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 13 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022			2021

Customer A (note)	$437,679	55%		$	*	* %
Customer B	*	*	%		210,337	13%
Customer C	*	*	%		170,019	10%
Customer D	*	*	%		172,765	11%

* Comprised less than 10% of net revenue for the respective period.

	Nine months ended September 30,
	2022			2021

Customer A (note)	$1,284,209	45%		$	*	* %
Customer B	*	*	%		1,321,937	30%
Customer C	*	*	%		905,215	20%
Customer D	*	*	%		627,321	14%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Customer A (note i)	$128,779	45%	$15,864	23%
Customer E	59,413	21%	*	* %
Customer F	46,347	16%	*	* %
Customer G	*	* %	18,408	27%
Customer H	*	* %	20,272	30%

The Company had the following service vendor that individually comprised 10% or more of cost of revenue for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022		2021
Service vendor A (note)	$135,223	24%	$400,105	31%

The Company had the following service vendors that individually comprised 10% or more of accounts payable as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021

Service vendor B	$	*	* %	$49,560	43%
Service vendor C		*	* %	21,390	18%
Service vendor D		*	* %	19,308	17%
Service vendor E		*	* %	16,135	14%

*	Comprised less than 10% of accounts payable for the respective period.

Note: Customer A and Service vendor A disclosed above is the same Company.

(b)	Credit risk

At September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the unaudited consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

As of December 31, 2021 and September 30, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of our revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into the third quarter of 2022. Due to the government measures taken to contain COVID-19, the offline activities of our PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for our consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of our customers’ business were suspended while others permanently closed their businesses. From December 22, 2021 to January 24, 2022, Xi’an city, the PRC, went into lockdown following a coronavirus outbreak that officials attributed to the delta variant. From April 16, 2022 to April 19, 2022, the city was under temporary controls of social activities after reporting more than 40 infections in half month. This affected mainly our digital marketing consulting services in 2020, 2021 and early of 2022.

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

Recent Developments

For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. For the nine months ended September 30, 2022 and 2021, the digital training related services with Jade Bird represented 9% and 0% of our total revenue, or $267,874 and $0, respectively. For the three months ended September 30, 2022 and 2021, the digital training related services with Jade Bird were nil. As of the date of this filing, there is no further notice from CNPTTN and the service is still being suspended.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021
Revenue	$801,784	$1,622,471
Cost of revenue	(140,009)	(870,967)
Gross profit	661,775	751,504
Selling expenses	(10,043)	(54,921)
General and administrative expenses	(423,931)	(326,090)
Total other (expenses) income, net	(124,016)	38,847
Income before income tax	103,785	409,340
Income tax expense	(135,784)	(201,789)
Net (loss) income	$(31,999)	$207,551

Revenue and cost of revenue

During the three months ended September 30, 2022, we generated revenue of $801,784 compared to $1,622,471 for the three months ended September 30, 2021, representing a decrease of $820,687 or 50.6% as compared with the prior period. For the three months ended September 30, 2022, our revenue from consultancy services and sourcing and marketing services were $699,257 and $102,527, respectively; while revenue for the three months ended September 30, 2021 were $1,554,834 and $67,637, respectively; Cost of revenue was $140,009 for the three months ended September 30, 2022 compared to $870,967 for the three months ended September 30, 2021. The decrease of cost of revenue for the three months ended September 30, 2022 was mainly due to our senior management no longer directly involved in performing the services but focused on management work. Therefore, less direct senior management costs were incurred in the consultancy services and souring and marketing service.

Selling expenses

During the three months ended September 30, 2022, we incurred $10,043 selling expenses compared to $54,921 for the three months ended September 30, 2021, representing a decrease of $44,878 or 81.7% as compared with the prior period. The decrease of selling expenses was mainly due to the tightening of entertainment policies during the period and no staff costs were incurred in selling activities.

General and administrative expenses

During the three months ended September 30, 2022, we incurred $423,931 general and administrative expenses compared to $326,090 for the three months ended September 30, 2021, representing a decrease of $97,841 or 30.0% as compared with the prior period. The increase for the three months ended September 30, 2022 was mainly due to more audit fees and professional fees charged by the professional parties. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other (expenses) income, net

During the three months ended September 30, 2022, we incurred net other expense of $124,016 compared to net other income of $38,847 for the three months ended September 30, 2021. The difference of $162,863 was mainly due to exchange loss of $135,842 resulting from the exchange rate appreciation of HKD against RMB for the three months ended September 30, 2022. Our net other (expense) income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the three months ended September 30, 2022, we incurred income tax expense of $135,784 compared to income tax expense of $201,789 for the three months ended September 30, 2021, representing a difference of $66,005 or 32.7% as compared with the prior period. The income tax expenses were charged in China and Hong Kong.

For the three months ended September 30, 2022, our income tax expenses comprised of current tax expenses and deferred tax expense of $127,727 and $8,057, respectively, compared to current tax expenses and deferred tax expense of $154,082 and $47,707 for the three months ended September 30, 2021.

Net (loss) income

As a result of the above, we resulted a net loss of $31,999 and generated a new income of $207,551 for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022	2021
Revenue	$2,851,656	$4,479,415
Cost of revenue	(565,820)	(1,289,739)
Gross profit	2,285,836	3,189,676
Selling expenses	(34,957)	(224,935)
General and administrative expenses	(1,066,604)	(905,391)
Total other income, net	35,905	108,941
Income before income tax	1,220,180	2,168,291
Income tax expense	(595,156)	(872,063)
Net income	$625,024	$1,296,228

Revenue and cost of revenue

During the nine months ended September 30, 2022, we generated revenue of $2,851,656 compared to $4,479,415 for the nine months ended September 30, 2021, representing a decrease of $1,627,759 or 36.3% as compared with the prior period. The decrease was mainly due to our consultancy services income, generated from clients who engaged in online courses business, dropped by $2,405,874 as compared with last period. This was because the end customers became more patience and cautious in choosing online courses. We continued to seek for different business opportunities to stabilize our income streams. During the nine months ended September 30, 2022, we generated $267,874 from our new digital training related services and $911,733 from our consultancy services to a customer who engaged in live streaming business. However, these new income streams only compensated a part of the revenue reduction in current period. As of the date of this filing, the digital training related services with Jade Bird remain suspended. Therefore, we expected the new revenue will not be available to compensate the revenue reduction until further notice. Cost of revenue was $565,820 for the nine months ended September 30, 2022 compared to $1,289,739 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the cost of revenue mainly represented the staff costs for our consulting services and the agency fees for our digital training related services.

Selling expenses

During the nine months ended September 30, 2022, we incurred $34,957 selling expenses compared to $224,935 for the nine months ended September 30, 2021, representing a decrease of $189,978 or 84.5% as compared with the prior period. The decrease of selling expenses was mainly due to the tightening of entertainment policies during the period and the staff costs incurred in selling activities were dropped by $116,244 or 87.2% for the nine months ended September 30, 2022.

General and administrative expenses

During the nine months ended September 30, 2022, we incurred $1,066,604 general and administrative expenses compared to $905,391 for the nine months ended September 30, 2021, representing an increase of $161,213 or 17.8% as compared with the prior period. The increase for the nine months ended September 30, 2022 was mainly due to more audit fees and professional fees charged by the professional parties. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the nine months ended September 30, 2022, we generated net other income of $35,905 compared to $108,941 for the nine months ended September 30, 2021. The difference of $73,036 was mainly due to exchange loss of $107,920 resulting from the exchange rate appreciation of HKD against RMB for the nine months ended September 30, 2022. Our net other income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the nine months ended September 30, 2022, we incurred income tax expense of $595,156 compared to $872,063 for the nine months ended September 30, 2021, representing a decrease of $276,907 or 31.8% as compared with the prior period. The income tax expenses were charged in China and Hong Kong.

For the nine months ended September 30, 2022, our income tax expenses comprised of current tax expenses and deferred tax expenses of $463,206 and $131,950, respectively, compared to current tax expenses and deferred tax expenses of $675,592 and $196,471 for the nine months ended September 30, 2021.

Net income

As a result of the above, we generated a net income of $625,024 and $1,296,228 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,330,431	$7,649,129
Total current assets	7,642,634	7,772,994
Total assets	7,938,452	8,201,140
Total liabilities	917,573	1,439,526
Retained earnings (accumulated deficit)	267,621	(357,403)
Total equity	$7,020,879	$6,761,614

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021
Net cash generated from operating activities	$44,094	621,854
Net cash (used in) generated from investing activities	(1,070,140)	3,279,315
Net cash used in financing activities	(3,490)	(60,869)
Effect of exchange rate changes on cash and cash equivalents	(289,162)	37,171
Cash and cash equivalents, beginning of period	7,649,129	3,846,470
Cash and cash equivalents, end of period	$6,330,431	$7,723,941

Cash generated from operating activities

Net cash generated from operating activities for the nine months ended September 30, 2022 was $44,094, as compared to net cash generated from operating activities of $621,854 for the nine months ended September 30, 2021, representing a decrease of $577,760 or 92.9% as compared with the prior period. The decrease of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $625,024 for the nine months ended September 30, 2022, as compared to $1,296,228 for the nine months ended September 30, 2021. The decrease of net income of $671,204 or 51.8% was mainly due to the reduction of certain performance-based arrangement consultancy services during the period which directly reduced our operating cash inflow.

Cash outflow of deferred tax was $33,117 for the nine months ended September 30, 2022, as compared to cash outflow of $319,660 for the nine months ended September 30, 2021. The difference was mainly due to our PRC subsidiary generated net profits of $1,435,498 and $1,666,990 respectively, for the nine months ended September 30, 2022 and 2021; while the PRC subsidiary only distributed dividends of $1,514,848 to our Hong Kong subsidiary in current period, representing a significant decrease of $3,081,688 as compared with prior period.

Cash outflow of trade receivables was $244,432 for the nine months ended September 30, 2022, as compared to cash inflow of $95,800 for the nine months ended September 30, 2021. The cash outflow of $244,432 for the nine months ended September 30, 2022 was due to certain consultancy services income were not settled by the customers before the end of period.

Cash outflow of trade payables was $111,527 for the nine months ended September 30, 2022 as compared to cash inflow of $431,690 for the nine months ended September 30, 2021. As the Company launched the digital training related services in September 2021, most of the service vendors were not settled before September 30, 2021. It led to the cash inflow of $431,690 from trade payable for the nine months ended September 30, 2021. Cash outflow of $111,527 was resulted for the nine months ended September 30, 2022 because such service was suspended since March 2022 and all the account payables were settled before September 30, 2022.

Cash outflow of other payables and accrued liabilities was $159,123 for the nine months ended September 30, 2022, as compared to cash outflow of $284,226 for the nine months ended September 30, 2021. The cash outflow for the nine months ended September 30, 2022 and 2021 were due to the settlement of the accrued audit fee, consultancy fee and professional fee during the periods. Larger cash outflow was resulted in the nine months ended September 30, 2021 because the Company filed a registration document during the period and settled the service fees with the professional parties.

Cash inflow of tax payables was $106,699 for the nine months ended September 30, 2022, as compared to cash outflow of $445,713 for the nine months ended September 30, 2021. The cash inflow of $106,699 for the nine months ended September 30, 2022 was mainly due to the business reduction during the period and we provided current income tax of $595,156 netting off with $369,878 income tax paid during the period. The cash outflow of $445,713 for the nine months ended September 30, 2021 was mainly due to the current income tax provision of $675,592, netting off with $1,115,659 income tax paid during the prior period.

Cash outflow of contract liabilities was $208,106 for the nine months ended September 30, 2022 because the digital training related services will Jade Bird was suspended since March 2022 and all the outstanding contract liabilities were refunded to the customers before September 30, 2022.

As we are continually to explore new business opportunities and new customers, we expect to generate more cash inflows in the coming years. We continue to monitor our level of operating expenses in order to maintain a positive cash flow position.

Cash (used in) generated from investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1,070,140 as compared net cash of $3,279,315 generated from investing activities for the nine months ended September 30, 2021. The net cash used in investing activities for the nine months ended September 30, 2022 were mainly due to loan receivables of $1,060,394 provided to two unrelated parties during the period; while the net cash generated from investing activities for the nine months ended September 30, 2021 was mainly due to the redemption of debt products of $5,872,017 offset by the acquisition of debt products of $2,781,482.

Cash used in financing activities

For the nine months ended September 30, 2022, net cash used in financing activities of $3,490 represented the repayment for the amount due to a director; while the net cash used in of $60,869 for the nine months ended September 30, 2021 was mainly due to the repayment for the amount due to a director of $128,751 offsetting by the advance from a director of $67,882 during the period.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of September 30, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	97,243	55,567	41,476	-	-
TOTAL	$97,243	$55,567	$41,476	$-	$-

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The interim condensed consolidated financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

During the nine months ended September 30, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company expects that the impact of the COVID-19 outbreak on China and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the nine months ended September 30, 2022, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of September 30, 2022.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2022. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We have been in business since October 2019 as a consulting company. Our revenue for the year ended December 31, 2019 was only $918,931, and the revenue significantly increased to $9,187,023 at the year end of 2020. It was because of our continuing expansion of our services and operations. For example, to complement and expand our existing consulting services, our operating subsidiaries started to provide KOL Training Related Services in 2020 by cooperating with other training agencies. Such plan has been adopted by the executive in 2020 and will continue to place, substantial demands on our managerial, operational, technological and other resources. Our revenue for the nine months ended September 30, 2022 was $2,851,656 compared to $4,479,415 for the nine months ended September 30, 2021, representing a decrease of $1,627,759 or 36.3% as compared with the prior period. The decrease was mainly due to our consultancy services income, generated from clients who engaged in online courses business, dropped by $2,405,874 as compared with last period. This was because the end customers became more patience and cautious in choosing online courses. We continued to seek for different business opportunities to stabilize our income streams. During the nine months ended September 30, 2022, we generated $267,874 from our new digital training related services and $911,733 from our consultancy services to a customer who engaged in live streaming business. However, these new income streams only compensated a part of the revenue reduction in current period. As of the date of this filing, the digital training related services with Jade Bird remain suspended. Therefore, we expected the new revenue will not be available to compensate the revenue reduction until further notice. Our revenue for the year ended December 31, 2021 was $5,637,396 compared to $9,187,023 for the year ended December 31,2020. The revenue decreased because the outbreak of new Delta virus in China increased the inherent risk of the business. Therefore, we suspended certain consulting services from April, 2021 to August, 2021 and realigned the resources to focus on our KOL Training Related Services. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers. Our planned expansion will also place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

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

Entrepreneur Universe Bright Group

Date: November 14, 2022	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)