Form 10-K
period 2022-12-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2023-03-29
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be fi led by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022 was $185,365,711.

As of March 9, 2023, there were 1,701,181,423 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

Documents incorporated by reference: None.

i

NOTE

Entrepreneur Universe Bright Group, a Nevada corporation (“EUBG” or the “Company”), is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiaries in Hong Kong and in the People’s Republic of China (“PRC” or “China”). Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Unless otherwise mentioned or unless the context requires otherwise, when used in this Annual Report, the terms “we,” “us,” and “our” refer to EUBG and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiary” refers to Entrepreneurship World Technology Holding Group Company Limited, our wholly-owned subsidiary and a Hong Kong limited company, and “PRC subsidiary” refers to Xi’an Yunchuang Space Information Technology Co., Ltd., f/k/a Entrepreneurship World Consultants Limited, a wholly-foreign owned Chinese subsidiary of HK subsidiary.  EUBG is a holding company for its operating subsidiaries. We have not authorized anyone to provide you with different information. No dealer, salesperson or other person is authorized to give any information or to represent anything not contained in this Annual Report.

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. In addition, recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Intensifying Crack Down on Illegal Securities Activities issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by the CSRC, which regulate overseas securities offering and listing activities by China-based companies; the draft Regulations on Network Data Security Management issued by the CAC, which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security; the Revised Cybersecurity Review Measures, jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of mainland PRC and Hong Kong. See “Item 1A. Risk Factors— Risks associated with doing business in China — The PRC government has the ability to exert substantial control over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.”

As of the date of this Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Draft Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

According to our PRC legal counsel, King & Wood Mallesons, except as disclosed in the “Risk Factor” section - Risks relating to PRC laws and regulations with respect to foreign exchange”, we and our subsidiaries are not required to obtain permission or approval from any of the PRC authorities including CSRC or CAC to issue the Company’s common stock to foreign investors, nor have we, or our subsidiaries, applied for or received any denial for the Registration. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded.

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this Annual Report, there is no further notice from CNPTTN and the service is still being suspended. As advised by our PRC legal counsel, other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. If (i) we and our PRC legal counsel inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

Although we concluded that we and our subsidiaries are currently not required to obtain permission from any of the PRC central or local government and that we have not received any denial to list on the U.S. exchange or to conduct our business operations, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.  See “Risk Factors —Risks related to our business and industry - Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations” and “Risk Factors — Risks associated with doing business in China - The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; - Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation;”– The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; – The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment for Cross-border Transfer of Data (the “Security Assessment measures”), which will come into effect on September 1, 2022. The Security Assessment measures stipulates that data processors which provide data cross-border and have one of the following circumstances, should apply the security assessment to the national network information department through the provincial branches of network information department: (A) data processors to provide important data cross-border; (B) operators of critical information infrastructure and data processors handling personal information of more than 1 million people to provide personal information cross-border;(C) data processors which provide cross-border a cumulative total of 100,000 people’s personal information or 10,000 people’s sensitive personal information since January 1 of the previous year; (D) other situations requiring application for the security assessment regarding providing data cross-border as stipulated by the state Internet information department. As of the date of this Annual Report, the PRC subsidiary has not provided any important data or personal data to any offshore institutions or individuals, so the PRC subsidiary do not need to apply for a security assessment at this stage. However, if we need to provide data to offshore institutions or individuals in the future and fall into the situations which should apply for the security assessment, we might not pass the security assessment.

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. The audit report included in this registration statement for the year ended December 31, 2021 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA (as amended by the Consolidated Appropriation Act, 2023), our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in the Company’s common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was enacted under the Consolidated Appropriations Act, 2023, as further described below.

On April 22, 2022, the SEC provisionally identified EUBG as a company that has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that (i) is located in a foreign jurisdiction and (ii) the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction under the HFCAA (a “Commission-Identified Issuer”). On May 12, 2022, that provisional identification became conclusive and we are now subject to the requirements under the HFCAA, including the prohibition on the trading of such issuer’s securities on a national securities exchange or through any other method is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. This identification of EUBG as a Commission-Identified Issuer does not mean that we will be immediately prohibited from trading our securities on the OTC Pink Sheets. However, we may be prohibited from trading our securities, including trading in the “over-the-counter” market, if we continue to be unavailable for PCAOB inspection or investigation for two consecutive years under the HFCAA as amended by the Consolidated Appropriations Act, 2023. In addition, after the first year of identification, we will be subject to new submission and disclosure requirements in our subsequent annual reports.

On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located.

v

On September 7, 2022, the Company dismissed CZD CPA and appointed Prager Metis CPAs, LLC (“PragerMetis”) as the Company’s independent auditor for the fiscal year end December 31, 2022. Our current auditors, PragerMetis, is located at Hackensack, New Jersey, and has been inspected by the PCAOB.

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

As of the date of this Annual Report, our PRC subsidiary has distributed $7.1 million (net of withholding tax at $789,608 charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $7.1 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

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

Corporate Structure

EUBG is a holding company for its operating subsidiaries. The operations of the Company’s PRC subsidiary, Xi’an Yunchuang Space Information Technology Co., Ltd. (formerly Entrepreneurship World Consultants Limited) in Xi’an, China are the primary operations of EUBG. Our PRC subsidiary is wholly-owned by the Company’s HK subsidiary, Entrepreneurship World Technology Holding Group Company Limited, a Hong Kong limited company. The HK Subsidiary was incorporated by the Company on May 15, 2019 with HK$10,000 as its registered capital as a holding company. The PRC subsidiary was incorporated on October 18, 2019 with HK$1,000,000 as its registered capital. On May 7, 2020, we incorporated Xian Yunchuang Space Information Technology Co., Ltd, BaiYin Branch (formerly Entrepreneurship World Consultants Limited, BaiYin Branch), with RMB900,000 as its registered capital, as a branch office of the PRC subsidiary in Baiyin City, Gansu Province, China.

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

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this Annual Report, there is no further notice from CNPTTN and the service is still being suspended. Other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do. If (i) we inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

Although we concluded we and our subsidiaries are currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange or to conduct our business operation, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless. See “Risk Factors —Risks related to our business and industry - Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations” and “Risk Factors — Risks associated with doing business in China - The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; - Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation;”– The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; – The approval of the China Securities Regulatory Commission or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

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

As of the date of this Annual Report, our PRC subsidiary has distributed $7.1 million (net of withholding tax at $789,608 charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $7.1 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Summary of Risk Factors – Risks Related to Doing Business in the PRC” and “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes. As of December 31, 2022 and December 31, 2021, total undistributed profits of the Company’s PRC subsidiary were $1,882,886 and $3,579,288, respectively. We have recognized deferred tax liabilities of $188,289 and $357,929, respectively, in respect of the undistributed profits. For more details, please refer to consolidated financial statements and related notes included elsewhere in this Annual Report.

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

On September 1, 2021, our PRC subsidiary and Hong Kong subsidiary adopted a written Monetary and Cash Fund Management System (“Cash Management Policy”) for its operations in China and Hong Kong. The Cash Management Policy covers cash, bank deposits and other monetary funds owned by the PRC subsidiary and Hong Kong subsidiary and includes procedures on receiving funds, depositing funds, transferring funds and proper documentation and recording of cash. We adopted the Cash Management Policy in order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of our PRC subsidiary and Hong Kong subsidiary, including 1) checking the latest regulation requirements between China and Hong Kong; and 2) seeking approval from EUBG’s chief executive officer in order to transfer funds from our PRC subsidiary to our HK subsidiary. EUBG does not have a cash management policy.

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. The audit report included in this registration statement for the year ended December 31, 2021 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA (as amended by the Consolidated Appropriation Act, 2023), our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in the Company’s common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was enacted under the Consolidated Appropriations Act, 2023, as further described below.

On April 22, 2022, the SEC provisionally identified EUBG as a company that has retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that (i) is located in a foreign jurisdiction and (ii) the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction under the HFCAA (a “Commission-Identified Issuer”). On May 12, 2022, that provisional identification became conclusive and we are now subject to the requirements under the HFCAA, including the prohibition on the trading of such issuer’s securities on a national securities exchange or through any other method is within the SEC’s jurisdiction to regulate, including “over-the-counter” trading. This identification of EUBG as a Commission-Identified Issuer does not mean that we will be immediately prohibited from trading our securities on the OTC Pink Sheets. However, we may be prohibited from trading our securities, including trading in the “over-the-counter” market, if we continue to be unavailable for PCAOB inspection or investigation for two consecutive years under the HFCAA as amended by the Consolidated Appropriations Act, 2023. In addition, after the first year of identification, we will be subject to new submission and disclosure requirements in our subsequent annual reports.

On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive years that would trigger delisting from three years to two years, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not to have complete access to inspect or investigate a company’s auditors. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate because of a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located.

On September 7, 2022, the Company dismissed CZD CPA and appointed Prager Metis CPAs, LLC (“PragerMetis”) as the Company’s independent auditor for the fiscal year end December 31, 2022. Our current auditors, PragerMetis, is located at Hackensack, New Jersey, and has been inspected by the PCAOB.

Our offices are located at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road, Xi’an, China, and our telephone number is +86-029-86100263. We maintain a website at https://www.eubggroup.com/, however, our website or any information contained therein on our website do not constitute a part of this registration statement.

Summary of Risk Factors

Investing in the common stock of EUBG involves significant risks. You should carefully consider all of the information in this Annual Report before making an investment in the Company’s common stock. Below please find a summary of the principal risks we face, organized under relevant headings. Importantly, this summary does not address all of the risks that we face. These risks are discussed more fully in the section titled “Risk Factors” beginning on page 35 of this Annual Report.

Risks Related to Our Business and Industry

●	We have a limited operating history and are subject to the risks encountered by development-stage companies. See “Risk Factors — Risks Related to Our Business and Industry — We have a limited operating history and are subject to the risks encountered by development-stage companies.”

●	Our historical financial results may not be indicative of our future performance. See “Risk Factors — Risks Related to Our Business and Industry — Our historical financial results may not be indicative of our future performance.

●	If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.”

●	We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results. See “Risk Factors — Risks Related to Our Business and Industry — We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.”

●	Increasing competition within our industries could have an impact on our business prospects. See “Risk Factors — Risks Related to Our Business and Industry — Increasing competition within our industries could have an impact on our business prospects.”

●	Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations. See “Risk Factors — Risks Related to Our Business and Industry — Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations.”

●	If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.”

Risks Related to Doing Business in the PRC

●	The Chinese government may intervene in or influence our operations at any time, or may exert more control over offering conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock we are registering for sale, including potentially making those common stock worthless; The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. See “Risk Factors — Risks Associated with doing business in China — The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.

●	The uncertainties in the Chinese legal system could materially and adversely affect us. See “Risk Factors — Risks Associated with doing business in China — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.”

●	The PRC legal system is evolving, and the resulting uncertainties could adversely affect us. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us.”

●	A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition. See “Risk Factors — Risks Associated with doing business in China — The A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

●	We face risks related to health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019, and other outbreaks, which has significantly disrupted our operations and may continue to adversely affect our business, financial condition and results of operations. See “Risk Factors — Risks Associated with doing business in China — We face risks related to health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019, and other outbreaks, which has significantly disrupted our operations and may continue to adversely affect our business, financial condition and results of operations.”

●	Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC. See “Risk Factors — Risks Associated with doing business in China — Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.”

●	Changes in the political or economic climate in the PRC may impair our ability to operate profitably, if at all. See “Risk Factors — Risks Associated with doing business in China — Because our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all.”

●	Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations. See “Risk Factors — Risks Associated with doing business in China —Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.”

●	Prior court decisions under the civil law system have limited precedential value. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore our susceptibility to such laws is unknown.

●	Chinese law prohibits or restricts companies belonging to foreign countries from operating some certain businesses. See “Risk Factors — Risks Associated with doing business in China — Chinese law prohibits or restricts companies belonging to foreign countries from operating some certain businesses.”

●	The PRC government has the ability to exert substantial control over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Associated with doing business in China — The PRC government has the ability to exert substantial control over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.”

●	We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws. See “Risk Factors — Risks Associated with doing business in China — We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.”

●	We may be liable for improper collection, use or appropriation of personal information provided by our customers. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees.”

●	We may be subject to various internet-related laws to which uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation. See “Risk Factors — Risks Associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

●	Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.”

●	Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement.”

●	PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably. See “Risk Factors — Risks Associated with doing business in China — PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.”

●	Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company. See “Risk Factors — Risks Associated with doing business in China — Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company.”

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income. See “Risk Factors — Risks Associated with doing business in China — Under the PRC Enterprise Income Tax Law, or the EIT Law, our PRC subsidiary may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.”

●	Uncertainties under the EIT Law relating to the withholding tax liabilities may of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. See “Risk Factors — Risks Associated with doing business in China — There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.”

●	Restrictions placed on offshore holding companies and currency exchange may limit our ability to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business. See “Risk Factors — Risks Associated with doing business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

●	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment. See “Risk Factors — Risks Associated with doing business in China — Government control in currency conversion may adversely affect our financial condition, our ability to remit dividends, and the value of your investment.”

●	If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation. See “Risk Factors — Risks Associated with doing business in China — If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.”

●	The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.. See “Risk Factors — Risks Associated with doing business in China — The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.”

Risks Related to PRC laws and regulations with respect to foreign exchange

●	Increases in labor costs in the PRC may adversely affect our business and our profitability. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Increases in labor costs in the PRC may adversely affect our business and our profitability. ”

●	We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition. ”

●	The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company. ”

●	Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities.”

●	Future inflation in China may inhibit our ability to conduct business in China. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Future inflation in China may inhibit our ability to conduct business in China. ”

●	Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon.”

●	You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this registration statement based on foreign laws. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this registration statement based on foreign laws.”

●	Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock.”

Risks Related to the Market for the Company’s Common Stock

●	Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval.”

●	An active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Since the Company’s common stock is traded on the OTC Pink Sheets, an active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile.”

●	We may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The Company’s Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock.”

●	There is a limited public market for the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited public market for the Company’s common stock.”

●	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.”

●	There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.”

●	The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors.

●	Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell.”

●	We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell.”

●	Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

●	We currently do not have an audit or compensation committee. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock – We currently do not have an audit or compensation committee.”

●	We are subject to compliance with Security laws exposure. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock – We are subject to compliance with Security laws exposure.”

●	There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.

●	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.”

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors.”

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

Current PRC regulations permit our PRC subsidiary to pay dividends to HK subsidiary only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. However, we cannot ensure that we will be able to comply with the PRC regulations in all respects in the future. If we fail to comply with the PRC regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

As of the date of this Annual Report, our PRC subsidiary distributed $7.1 million (net of withholding tax at $789,608 charged at a rate of 10% of the declared dividend) to its holding parent, the HK subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends from our PRC subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends from our Hong Kong subsidiary to its US parent holding company. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfer to the other. We intend to keep any future earnings to finance the expansion of our business to our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $7.1 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operation costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among our EUBG, our Nevada holding company and its subsidiaries, either the HK subsidiary or the PRC subsidiary. For more details for the withholding tax paid, see our audited consolidated financial statements for the year ended December 31, 2022 and 2021.

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

Our integrated service platform focuses on strategic marketing and consulting, which include digital marketing consulting and KOL Training Related Services, which we have suspended until CNPTTN lifts its suspension and allows Jade Bird, an authorized KOL training administrator, to use its CNPTTN’s name. The establishment of our platform is to serve the digital marketing strategy needs of the start-up business companies and small-size companies. Our PRC subsidiary offers our digital marketing on e-commerce solution plan to these companies in order for them to provide products to their customers. Our mission is to help start-up companies and small-size companies and guide these companies’ founders in utilizing our digital marketing consulting plan to reach their business goals. Our marketing consultation on e-commerce solution plan aim to bring online traffic and attention from the markets for our customers to conduct their e-commerce and build their brands. Our customers are mainly private companies which need digital marketing services for branding or engaging in e-commerce. Our KOL Training Related Services aims to help our customers become a certified livestream sales talents as the market demand for livestream salespersons continues to grow with the changing retail and E-Commerce environment and the arrival of 5G era.

As of December 31, 2022, we had twenty-five (25) full-time employees. Full-time positions include CEO, CFO, President, V.P., Product Department, Sales Department, Customers Services Department, Administrative staffs, and Financial department. We anticipate adding approximately five additional employees in 2023 to our Customer Services Department and Sales and Marketing Department.

Except for the seven (7) trademarks owned by the PRC subsidiary, we do not own or control any intellectual property rights, such as patents, franchise or concessions, except the trademarks owned by the PRC Subsidiary.

We do not need any government approvals of principal services.

Our main service is marketing consultancy, which includes digital marketing consulting and KOL (Key Opinion Leaders) Training Related Services, which we have suspended until CNPTTN lifts its suspension and allows Jade Bird, an authorized KOL training administrator, to use its CNPTTN’s name.

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

For the years ended December 31, 2022 and 2021, we derived services revenues of $1,981,096 and $4,152,617, respectively, through the APP platform, represented 56.5% and 73.7% of our total revenue.

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

In August 2020, our PRC subsidiary starts to cooperates with third party live-broadcasting training agencies to coordinate, recruit and enroll KOL students in various training programs in professional anchor quality. Such programs are able to qualify the trainees to obtain anchor licenses/permits before they broadcast on the internet. In this business, the third party live-broadcasting training agencies take the primarily responsibilities for providing the training programs to the KOL students. Our services are to these live-broadcasting training agencies, which include but not limit to, recruiting and enrolling KOL students and coordinating the schedule of training course teachers on behalf of the live-broadcasting training agencies. Our PRC subsidiary generated consultancy services income directly from the live-broadcasting agencies based on the number of successful enrolled KOL students recruited by us.

In September 2021, our PRC subsidiary starts to provide digital training related services to clients who are interested to conduct live-broadcasting business through social medias. We require the clients to pay a pre-established fee in exchange for the services. Revenues are recognized when promised services (e.g. preliminary consulting work, setting up of an e-learning account and delivery of learning materials) are delivered to the clients.

However, on March 22, 2022, our PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice. CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. Jade Bird is an authorized licensee of CNPTTN. For the years ended December 31, 2022 and 2021, the digital training related services with Jade Bird represented 7.5% and 20.9% of our total revenue, or $262,799 and $1,176,515, respectively.

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

For the years ended December 31, 2022 and 2021, we generated $264,026 and $1,261,159, respectively, from the KOL Training Related Services, represented 7.5% and 22.4% of our total revenue.

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

Our operations for the year ended December 31, 2022 depends on one major customer

For the year ended December 31, 2022, the customer for our PRC subsidiary that constitutes a greater-than ten percent (10%) contribution to net revenues is Zhongchuang Boli Technology Holdings Co., Ltd (47%) who is a marketplace operator conducting both agency-based sourcing services and digital marketing services with our PRC subsidiary.

For agency-based sourcing services, it represents product procurement on behalf of the customer. We recognized revenues from agency-based sourcing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the customer. The service agreements is renewed every year.

For Digital marketing services, we help the customer to promote designated products or services through social medial influencers engaged by the customer. We are entitled to a fixed rate on the revenue generated by the customer that are related to the designated products or services. The duration of this service agreement is 3 years. No renewal term is included in the agreement as this will be determined by our management on a case-by-case basis.

The customer is required to settle the service fees in accordance with the predetermined settlement period (e.g. weekly) in accordance with the service agreements.

There is a risk to our revenue in case the major customer decided to terminate the services with us which will significantly harm our business.

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

For the years ended December 31, 2022 and 2021, we derived services revenues of $1,981,096 and $4,152,617, respectively, through the APP platform, represented 56.5% and 73.7% of our total revenue. In case Xi’an CNT suspends the Platform, or the normal operation of the Platform is disrupted, or our customers are denied access to the Platform, our revenue will be significantly affected.

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

At the end of 2020, the COVID-19 outbreak in China appears to be generally under control and business activities have recovered on the whole. The outbreak became more stabilized in China and other regions in the world. However, sporadic cases continue to be found during the first half year of 2021 in China. In the second quarter of 2021, a new Delta variant of COVID-19 had been found in certain cities in China, which cause another outbreak, thus increasing risks and possible further disruption to businesses. Therefore, certain of our consulting services were suspended from April 2021 to August 2021. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers.

As of December 31, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of the Company’s revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into 2022. Due to widespread economic disruptions during the outbreak, demand for the Company’s consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of the Company’s customers’ business were suspended while others permanently closed their businesses, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

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

In addition, our PRC subsidiary is permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with the Accounting Standards for Business Enterprise as promulgated by the Ministry of Finance of the PRC, or the PRC GAAP. The aggregate distributable retained earnings for our PRC subsidiary as determined under the Accounting Standards for Business Enterprise were RMB14 million and RMB24 million as of December 31, 2022 and 2021, respectively. Pursuant to the laws and regulations applicable to China’s foreign investment enterprises, our subsidiary that is foreign investment enterprise in the PRC has to make appropriation from their after-tax profit, as determined under PRC GAAP, to reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The appropriation to the general reserve fund must be at least 10% of the after-tax profits calculated in accordance with PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of our subsidiary. As of the date of this Annual Report, our PRC subsidiary has contributed 50% of the registered capital to general reserve fund. Appropriation to the other two reserve funds are at our subsidiary’s discretion. Our PRC subsidiaries did not make any contributions to the enterprise expansion fund or the staff and bonus welfare fund during each period presented. The restricted amounts of our PRC subsidiary totaled RMB457,499 (US$65,911) as of December 31, 2022 and 2021, respectively. See “Governmental Regulation in relation to Company’s business - Regulations related to Dividend Distribution”.

As of the date of this Annual Return, our PRC subsidiary, distributed USD7.1 million (net of withhold tax at USD789,608 charged at a rate of 10% of the declared dividend) to its holding parent Hong Kong subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends for our China subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends for our Hong Kong subsidiary to its US parent holding company.

Recent Regulatory Developments

Regulations on Overseas Listings

On July 6, 2021, Opinions on Severely Cracking Down on Illegal Securities Activities According to Law was jointly issued by the General Office of the Communist Party of China Central Committee and the General Office of the State Council, which stepped up scrutiny of overseas listings by companies and calls for strengthening cooperation in cross-border regulation, improving relevant laws and regulations on cyber security, cross-border data transmission and confidential information management, including the confidentiality requirement and file management related to the issuance and listing of securities overseas, enforcing the primary responsibility of the enterprises for information security of China-based overseas-listed companies and promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic (the “Overseas Listing Trial Measures”) and five supporting guidelines, which will become effective on March 31, 2023. Pursuant to the Overseas Listing Trial Measures, PRC domestic companies that directly or indirectly offer or list their securities in an overseas market, which include (i) any PRC company limited by shares, and (ii) any offshore company that conducts its business operations primarily in China and contemplates to offer or list its securities in an overseas market based on its onshore equities, assets or similar interests, are required to file with the CSRC within three business days after its application for overseas listing is submitted. Furthermore, if any PRC company that has directly or indirectly listed securities in overseas markets conducts follow-on offering of securities in such overseas markets, it shall fulfill the filing procedures with and report relevant information to the CSRC, too. Failure to complete the filing under the Overseas Listing Trial Measures may subject a PRC domestic company to rectification ordered by the CSRC, warning, and fine of RMB1 million to RMB10 million. In addition, PRC domestic companies shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

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

As the Measures for Cybersecurity Review (2021) and the Draft Regulation are newly published, the exact scope of “critical information infrastructure operators” and “data processing operators” under the draft measures and the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. Currently, the Measures for Cybersecurity Review (2021) and the Draft Regulation have not materially affected our business and operations, but in anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, our PRC subsidiary faces potential risks if we are deemed as a critical information infrastructure operator or data processing operator under the PRC cybersecurity laws and regulations. In such case, we must fulfill certain obligations as required under the PRC cybersecurity laws and regulations, including, among others, storing personal information and other important data collected and produced within the PRC territory as part of our operations in China (as we currently do in our operations), and we may be subject to lengthy cybersecurity review and other enhanced regulatory requirements when purchasing internet products and services or conducting data processing activities. We may face challenges in addressing such enhanced regulatory requirements and make necessary changes to our internal policies and practices in data privacy and cybersecurity matters. See “Risk Factors — Risks Related to Our Business and Industry —  Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees ” and “Risk Factors — Risks associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

As of the date of this filing of the Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyberspace Administration of China based on the draft measures, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. As of the date of this Annual Report, recent regulatory actions by China’s government related to data security have not materially impacted our ability to conduct our business, accept foreign investments or list on a U.S. or other foreign exchanges.

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

As of the date of this Annual Report, our PRC subsidiary has not been informed by any PRC governmental authority of any requirement that it is subject to a cybersecurity review. As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot assure you that we would not be subject to such cybersecurity review requirement, and if so, that we would be able to pass such review in relation to this registration. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.

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

Intellectual Property

As of December 31, 2022, our PRC subsidiary owns the following trademarks registered or acquired in the PRC:

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

Property

We lease 289.12 square meter office space in China at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road Xi’an, China. Our rent for the office space in Xi’an, China, is $57,324 per year, with a lease term of 3 years which terminates in July 2024. We believe that our current offices are suitable and adequate to operate our business at this time. We do not own any real property.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

Employees

As of December 31, 2022, we employed approximately 25 employees as follows, 4 in management, 6 in sales and customer services, 6 in finance department, and 9 in administration.

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

Emerging Growth Company

As a public company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies, and can avail itself to various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Securities Exchange Act of 1934.

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

Under the JOBS Act, the Company may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that the Company would cease to be an “emerging growth company” if it has more than $1.235 billion in annual revenues, have more than $700 million in market value of its Common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. The Company would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of its first sale of common equity securities under an effective registration statement under the Securities Act or a fiscal year in which we have $1 billion in gross revenues. Further, under current SEC rules the Company will continue to qualify as a “smaller reporting company” for so long as it has a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of its most recently completed second fiscal quarter.

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

We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a development-stage business. As a result, we must establish many functions necessary to operate a business, including expanding our managerial and administrative structure, assessing and implementing our marketing program, implementing financial systems and controls and personnel recruitment. There are risks in light of the costs, uncertainties, delays and difficulties frequently encountered by companies with a limited operating history. These risks and challenges are, among other things:

●	we operate in industries that are or may in the future be subject to increasing regulation by various governmental agencies in China;

●	we may not be able to resume our KOL Training Related Services;

●	we may require additional capital to develop and expand our operations which may not be available to us when we require it;

●	our marketing and growth strategy may not be successful;

●	our business may be subject to significant fluctuations in operating results; and

●	we may not be able to attract, retain and motivate qualified professionals.

Our future growth will depend substantially on our ability to address these and the other risks described in this registration statement. If we do not successfully address these risks, our business would be significantly harmed.

Our historical financial results may not be indicative of our future performance.

Our business has achieved rapid growth in 2019 and 2020 since we launched our new business model of providing digital marketing consultation in 2019. Our revenue was $3,507,590 and $5,637,396 for the years ended December 31, 2022 and 2021, respectively. Our net income was $404,618 and $1,086,400 for the years ended December 31, 2022 and 2021, respectively. However, our historical growth rate and the limited history of operation make it difficult to evaluate our future prospects. We may not be able to sustain our historically growth or may not be able to grow our business at all.

If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.

We have been in business since October 2019 as a consulting company. Our revenue for the years ended December 31, 2022 was $3,507,590 compared to $5,637,396 for the year ended December 31, 2021, representing a decrease of $2,129,806 or 37.8% as compared with the prior year. The decrease was mainly due to change in end customers’ preference during the COVID-19 pandemic and the outbreak of new Delta virus in China increased the inherent risk of the business. Our planned expansion will place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

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

The laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this Annual Report, there is no further notice from CNPTTN and the service is still being suspended.

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

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. To the extent that the cash and assets in our business are in our PRC subsidiary and/or Hong Kong subsidiary, the funds or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to intervention in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the Chinese government to transfer cash or assets. Any such intervention in or influence on our business operations or action to exert more oversight and control over the cash or assets of our subsidiaries, once taken by the Chinese government, could adversely affect our business, financial condition and results of operations and the value of our stock, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

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

At the end of 2020, the COVID-19 outbreak in China appears to be generally under control and business activities have recovered on the whole. The outbreak became more stabilized in China and other regions in the world. However, sporadic cases continue to be found during the first half year of 2021 in China. In the second quarter of 2021, a new Delta variant of COVID-19 had been found in certain cities in China, which cause another outbreak, thus increasing risks and possible further disruption to businesses. Therefore, certain of our consulting services were suspended from April 2021 to August 2021. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers.

As of December 31, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

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

The PRC government has the ability to exert substantial control over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies.

On February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which will take effect from March 31, 2023. Pursuant to the Overseas Listing Trial Measures, we are required to file with the CSRC within three business days upon completion of any subsequent securities offering in the overseas markets where our securities are currently listed on. Furthermore, if we intend to offer or list our securities in other overseas markets, we need to file with CSRC within three business days of submitting the application documents for the offering or listing. Failure to perform our filing obligations may result in penalties imposed on the PRC Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which will come into effect on March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions were recently promulgated and has not taken effect, their interpretation and implementation remain substantially uncertain.

On November 14, 2021, the CAC released the draft Regulations on Network Data Security Management (the “Draft Regulations”), which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security. Furthermore, on December 28, 2021, the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations jointly published the Revised Cybersecurity Review Measures, which became effective on February 15, 2022 and require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of mainland PRC and Hong Kong.

Since the Draft Cyber Data Security Regulations are in the process of being formulated, it remains unclear whether and how these draft rules will ultimately be adopted, interpreted and implemented. Also, it remains unclear how the Revised Cybersecurity Review Measures will be interpreted and implemented. Therefore, it remains uncertain whether we will be required to obtain regulatory approvals from the CAC or any other PRC governmental authorities for offerings outside of mainland China.

If the CSRC, CAC or other PRC governmental authorities later promulgate new rules or interpretations requiring that we obtain their approval for future offerings or listings outside of mainland China or for foreign investments in our securities, we may be unable to obtain such approvals in a timely manner, or at all. Any such circumstance could significantly or completely limit our ability to raise capital through securities offerings, hinder our ability to execute strategic plans in a timely manner or at all, and could cause the value of our securities to significantly decline.

We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.

According to Chinese law, if any advertisement issued by our PRC subsidiary infringes the rights and interests of a third party, our PRC subsidiary shall bear the liability for compensation, which may cause us financial loss.

Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers amd employees.

Though our business involves only digital marketing consulting, not an internet platform, but we may still have the opportunity in collecting and retaining large volumes of internal and customer data, including personal information as our various information technology systems enter, process, summarize and report such data. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. Our PRC subsidiary is required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information. Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities.

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

As of the date of this Annual Report, we are in compliance with PRC laws and regulations with respect to data security in all material aspects, (i) we have implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information as listed above; (ii) there had been no material incident of data or personal information leakage, infringement of data protection and privacy laws and regulations or investigation or other legal proceeding, pending or threatened against us initiated by competent government authorities or third parties, that will materially and adversely affect our business; (iii) we have not received any investigation, notice, warning, penalty or sanction from applicable government authorities (including the CAC) with regard to our business operations concerning any issues related to cybersecurity and data security; (iv) we have not been involved in any suits, judicial review, enquiry, or other legal proceedings initiated by applicable governmental authorities in relation to any violation of applicable regulations or policies that have been issued by the CAC; (v) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure.

Compliance with these laws, as well as additional regulations and standards regarding data privacy, data collection and information security that PRC regulatory bodies may enact in the future, may result in additional expenses to us as we may be required to upgrade our current information technology systems. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of information of any breach, theft or loss of their information, which could harm our reputation, as well as subject us to litigation or actions by regulatory bodies and adversely affect our financial results.

In addition, while we take various measures to comply with all applicable data privacy and protection laws and regulations, there is no guarantee that our current security measures and those of our third-party service providers may always be adequate for the protection of our customer, employee or company data; and like all companies, we have experienced data incidents from time to time. In addition, given the size of our customer base and the types and volume of personal data on our system, we may be a particularly attractive target for computer hackers, foreign governments or cyber terrorists. Unauthorized access to our proprietary internal and customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our proprietary internal and customer data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Unauthorized access to our proprietary internal and customer data may also be obtained through inadequate use of security controls. Any of such incidents may harm our reputation and adversely affect our business and results of operations. In addition, we may be subject to negative publicity about our security and privacy policies, systems, or measurements from time to time.

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

As for the Draft Regulation issued by CAC recently, since the relevant government authorities are still seeking comments on the Draft Regulation from the public as of the date of this Annual Report, the Draft Regulation (especially its operative provision) and its anticipated adoption or effective date are subject to further changes with substantial uncertainty. We will continue to pay close attention to the legislative and regulatory developments in data security and comply with the latest regulatory requirements.

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

In addition, we may be subject to complex and evolving laws and regulations regarding privacy and data protection. For more details, please see “Risk Factors —  Risks Related to Our Business and Industry — Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees.”

Currently, these statements and regulatory actions have had no impact on our daily business operation. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

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

Our PRC subsidiary failed to deposit adequate contributions to the housing funds for all of its employees, but has not received any notice of warning or been subject to penalties or other disciplinary action from the relevant governmental authorities for non-compliance on labor-related laws and regulations. As a remediation, our PRC subsidiary started to deposit the adequate contributions to the housing funds from July 2021 onwards. Before July 2021, our PRC subsidiary failed to deposit adequate contributions of housing provident fund for all employees in accordance with Article 15 of the regulations on the administration of housing provident fund. As of the date of this Annual Report, our PRC subsidiary did not receive any warning and punishment notice from the authority. As advised by the PRC legal counsel, according to Article 38 of the Regulations on the Administration of Housing Provident Funds, if an employer fails to make the housing provident fund contributions on time or at a rate and based on an amount prescribed by the law, or at all, may be ordered by the housing provident fund management center to rectify the non-compliance and pay the required contributions within a stipulated deadline. If the employer still fails to rectify the failure to make housing provident fund contributions within the stipulated deadline, the housing provident fund management center may apply to the people’s court for enforcement. The maximum amount that the housing provident fund management center may apply for enforcement could be the total accumulated amount of the company’s unpaid housing fund.

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

Risks relating to PRC laws and regulations with respect to foreign exchange

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

While the Company’s service of process provider, National Registered Agent, Inc., is located at 701 Carson Street, Suite 200, Carson City, NV 89701, USA, there is no guarantee that service of process can be successfully completed against the Company’s operating subsidiaries or its management, as they are based in China. Even with successful service of process to National Registered Agent, you may be unable to enforce a court judgment against the Company’s operating subsidiaries or its management, as they have no property in the United States, to which such judgment could be attached.

You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this registration statement based on foreign laws.

We, through our PRC subsidiary, conduct our business in China, and our assets are located in China. In addition, all of our senior executive officers are PRC nationals and they have lived in China for a significant portion of time. As a result, it may be difficult or impossible for you to bring an action against us or against our management named in this registration statement in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise as it may be difficult for our shareholders to effect service of process upon us or those persons inside China. Furthermore, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

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

Our CEO and majority shareholder, Mr. Guolin Tao, has beneficial ownership of 1,030,916,276 shares of common stock of the Company. These shares represent ownership of approximately 60.60% of the Company’s common stock as of March 9, 2023. Mr. Guolin Tao may be able to determine all matters requiring shareholder approval. For example, Mr. Guolin Tao may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited transaction proposals or offers for the Company’s common stock that you may believe are in your best interest as one of our shareholders.

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

The Company’s Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock

The Company’s board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of the Company’s common stock. In addition, the Company’s board could authorize the issuance of a series of preferred stock that has greater voting power than the Company’s common stock or that is convertible into the Company’s common stock, which could decrease the relative voting power of the Company’s common stock or result in dilution to the Company’s existing common stockholders.

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

The Company’s Articles of Incorporation authorizes the issuance of 1,800,000,000 shares of common stock. As of March 9, 2023, we have 1,701,181,423 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We, through our PRC subsidiary, lease 289.12 square meter of office space in China located at Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China. Our rent for the office space in Xi’an, China, is $57,324 per year, with a lease term of 3 years, which terminates in July 2024.

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

Holders

As of March 9, 2023, we had 160 holders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Common and Preferred Stock

The Company’s authorized capital stock consists of 1,800,000,000 shares of common stock, par value $0.0001 per share, and 1,100,000 shares of preferred stock, par value $0.0001 per share. As of March 9, 2023, there were 1,701,181,423 shares of the Company’s common stock issued and outstanding and 0 shares of the Company’s preferred stock issued and outstanding.

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

At the end of 2020, the COVID-19 outbreak in China appears to be generally under control and business activities have recovered on the whole. The outbreak became more stabilized in China and other regions in the world. However, sporadic cases continue to be found during the first half year of 2021 in China. In the second quarter of 2021, a new Delta variant of COVID-19 had been found in certain cities in China, which cause another outbreak, thus increasing risks and possible further disruption to businesses. Therefore, certain of our consulting services were suspended from April 2021 to August 2021. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers.

As of December 31, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of our revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into 2022. Due to the government measures taken to contain COVID-19, the offline activities of our PRC subsidiary were restricted from late January to May 2020, resulting in cancellations or postponements of the marketing efforts of our customers. In addition, due to widespread economic disruptions during the outbreak, demand for our consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of our customers’ business were suspended while others permanently closed their businesses, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

We achieved an operating revenue of $3,507,590 and $5,637,396 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of approximately 37.8% from the prior year. COVID-19 has and may continue to adversely affect our financial and business performance.

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

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using CNPTTN’s name from January 30, 2022. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird until further notice. Jade Bird is an authorized licensee of CNPTTN. For the years ended December 31, 2022 and 2021, the digital training related services with Jade Bird represented 7.5% and 20.9% of our total revenue, or $262,799 and $1,176,515, respectively.

Comparison of Results of Operations of the Years ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations for the years ended December 31, 2022 and 2021:

	2022	2021
Revenue	$3,507,590	$5,637,396
Cost of revenue	(663,486)	(1,827,082)
Gross profit	2,844,104	3,810,314
Selling expenses	(40,165)	(253,958)
General and administrative expenses	(1,683,575)	(1,668,432)
Total other (expenses) income, net	(14,311)	187,392
Income before income tax	1,106,053	2,075,316
Income tax expense	(701,435)	(988,916)
Net income	$404,618	$1,086,400

Revenue and cost of revenue

During the year ended December 31, 2022, we generated revenue of $3,507,590 compared to $5,637,396 for the year ended December 31, 2021, representing a decrease of $2,129,806 or 37.8% as compared with the prior year. The decrease was mainly due to our consultancy services income, generated from clients who engaged in online courses business, dropped by $2,701,529 as compared with last year. This was because the end customers became more patience and cautious in choosing online courses. Besides, we suspended the digital training services with Jade Bird since March 22, 2022, resulted a drop of revenue by $913,716 or 77.7% in 2022. We continued to seek different business opportunities to stabilize our income streams. In 2022, we started a new income stream, provides consultancy services to a customer who engaged in live streaming business, which contributed revenue of $1,252,854 during the year ended December 31, 2022. However, this new income stream only compensated a part of the revenue reduction in current year.

Cost of revenue was $663,486 for the year ended December 31, 2022 compared to $1,827,082 for the year ended December 31, 2021, representing a decrease of $1,163,596 or 63.7% as compared with last year. The decrease of cost of revenue is mainly due to 1) direct operation costs of the digital training related services dropped by $755,638 or 79% as compared with the prior year, which was generally aligned with the drop of digital training related services of 77.7%; 2) direct staff cost dropped by $407, 958 or 46.6% as compared with the prior year because certain senior staff were reassigned to focus on business management.

As a result of the above, the gross profit was $2,844,104 for the year ended December 31, 2022 compared to $3,810,314 for the year ended December 31, 2021, representing a decreased of $966,210 or 25.4% as compared with the prior year.

Selling expenses

During the year ended December 31, 2022, we incurred $40,165 selling expenses compared to $253,958 for the year ended December 31, 2021, representing a decrease of $213,793 or 84.2% as compared with the prior year. The decrease of selling expenses was mainly due to the tightening of entertainment policies during the year and the staff costs incurred in selling activities were dropped by $134,696 or 88.9% for the year ended December 31, 2022.

General and administrative expenses

During the year ended December 31, 2022, we incurred $1,683,575 general and administrative expenses compared to $1,668,432 for the year ended December 31, 2021, representing a slight increase of $15,143 or 0.9% as compared with the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other (expense) income, net

During the year ended December 31, 2022, we incurred net other expenses of $14,311 compared to net other income $187,392 for the year ended December 31, 2021. The difference of $201,703 was mainly due to exchange loss of $175,810 resulting from the exchange rate appreciation of HKD against RMB for the year ended December 31, 2022. Our net other (expenses) income mainly consisted of bank interest income, exchange rate differences and certain sundry incomes.

Income tax expense

During the year ended December 31, 2022, we incurred income tax expense of $701,435 compared to $988,916 for the year ended December 31, 2021, representing a decrease of $287,481 or 29.1% as compared with the prior year. The income tax expenses were charged in China and Hong Kong.

For the year ended December 31, 2022, our income tax expenses comprised of current tax expenses and deferred tax expenses of $540,840 and $160,595, respectively, compared to current tax expenses and deferred tax expenses of $767,877 and $221,039 for the year ended December 31, 2021.

Net income

As a result of the above, we generated a net income of $404,618 and $1,086,400 for the year ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working Capital

	December 31,
	2022	2021
Cash and cash equivalents	$7,193,591	$7,649,129
Total current assets	7,501,638	7,772,994
Total assets	7,773,604	8,201,140
Total liabilities	889,404	1,439,526
Retained earnings (accumulated deficit)	47,215	(357,403)
Total equity	6,884,200	6,761,614

Cash flow

The following table sets forth a summary of our cash flows for the years indicated:

	Years ended December 31,
	2022	2021
Net cash (used in) generated from operating activities	$(138,894)	$451,663
Net cash (used in) generated from investing activities	(9,704)	3,289,189
Net cash used in financing activities	(3,492)	(7,566)
Effect of exchange rate changes on cash and cash equivalents	(303,448)	69,373
Cash and cash equivalents, beginning of year	7,649,129	3,846,470
Cash and cash equivalents, end of year	$7,193,591	$7,649,129

Cash (used in) generated from operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $138,894, as compared to net cash generated from operating activities of $451,663 for the year ended December 31, 2021, representing a difference of $590,557 or 130.8% as compared with the prior year. The decrease of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $404,618 for the year ended December 31, 2022, as compared to $1,086,400 for the year ended December 31, 2021. The decrease of net income of $681,782 or 62.8% was mainly due to the reduction of certain performance-based arrangement consultancy services during the year which directly reduced our operating cash inflow.

Deferred tax adjustment was $152,190 for the year ended December 31, 2022, as compared to $293,366 for the year ended December 31, 2021. The difference was mainly due to our PRC subsidiary generated net profits of $1,670,194 and $1,931,000 respectively, for the year ended December 31, 2022 and 2021; while the PRC subsidiary only distributed dividends of $3,120,921 to our Hong Kong subsidiary in current year, representing a decrease of $1,475,615 as compared with prior year.

Cash outflow of trade receivables was $176,709 for the year ended December 31, 2022, as compared to cash inflow of $137,165 for the year ended December 31, 2021. The cash outflow of $176,709 for the year ended December 31, 2022 was due to longer settlement period used by our consultancy services customers.

Cash outflow of trade payables was $109,414 for the year ended December 31, 2022 as compared to cash inflow of $115,561 for the year ended December 31, 2021. The cash inflow of $115,561 from trade payable for the year ended December 31, 2021 was resulted from the digital training related services. However, as the digital training related services with Jade Bird was suspended since March 2022 and all the account payables were settled during the year ended December 31, 2022, cash outflow of $109,414 was resulted for the year.

Cash outflow of other payables and accrued liabilities was $19,555 for the year ended December 31, 2022, as compared to cash outflow of $220,493 for the year ended December 31, 2021. The cash outflow for the year ended December 31, 2022 and 2021 were due to the settlement of the accrued audit fee, consultancy fee and professional fee during the years. Larger cash outflow was resulted in the year ended December 31, 2021 because the Company filed a registration document during the year and settled the service fees with the professional parties.

Cash inflow of tax payables was $59,976 for the year ended December 31, 2022, as compared to cash outflow of $563,979 for the year ended December 31, 2021. The cash inflow of $59,976 for the year ended December 31, 2022 was mainly due to the business reduction during the year and we provided current income tax of $540,840, netting off with $497,678 income tax paid during the year. The cash outflow of $563,979 for the year ended December 31, 2021 was mainly due to the current income tax provision of $767,877, netting off with $1,326,242 income tax paid during the prior year.

Cash outflow of contract liabilities was $204,164 for the year ended December 31, 2022 because the outstanding contract liabilities as at December 31, 2021 were all recognized as revenue during the year ended December 31, 2022. No contract liabilities was recorded as at December 31, 2022.

As we are continually to explore new business opportunities and new customers, we expect to generate more cash inflows in the coming years. We continue to monitor our level of operating expenses in order to maintain a positive cash flow position.

Cash (used in) generated from investing activities

Net cash used in investing activities for the year ended December 31, 2022 was $9,704 as compared net cash of $3,289,189 generated from investing activities for the year ended December 31, 2021. The net cash used in investing activities for the year ended December 31, 2022 was due to purchase of property, plant and equipment. On September 29, 2022, the Company provided loans of $1,040,307 to two independent vendors of the Company’s consultancy business. As the loans were fully repaid on October 18, 2022, the net cash (used in) generated from investing activities was not impacted.

The net cash generated from investing activities for the year ended December 31, 2021 was mainly due to the redemption of debt products of $5,889,695 offset by the acquisition of debt products of $2,789,855.

Cash used in financing activities

Net cash used in financing activities for the year ended December 31, 2022 was $3,492, as compared to net cash of $7,566 used in financing activities for the year ended December 31, 2021. The net cash used in financing activities for the year ended December 31, 2021 was mainly due to the repayment of borrowings of $128,656 offsetting against advance from a director of $121,090.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of December 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	85,986	57,324	28,662	-	-
TOTAL	$85,986	$57,324	$28,662	$-	$-

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

1.	We did not maintain appropriate cash controls – We had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had introduced certain cash management policies.

2.	We did not implement appropriate information technology controls – We were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers.

Name	Age	Position(s)
Guolin Tao	46	Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer (principal executive officer and principal financial officer)
Jianyong Li	39	Director
Lijun Yuan	57	Director

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s named executive officers paid by us during the years ended December 31, 2022 and 2021.

		Annual Compensation			Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)

Guolin Tao, Chairman, CEO, and CFO(1)	2022	239,636	-	3,471	-	-	243,107
	2021	197,924	31,482	175,534	-	-	404,940

(1)	Paid by the subsidiaries Entrepreneurship World Technology Holding Group Company Limited and Xian Yunchuang Space Information Technology Co., Limited (formerly known as “Entrepreneurship World Consultants Limited”) in Hong Kong and China.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 9, 2023, the number of shares of the Company’s common stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Unless otherwise indicated, the business address of each of the Company’s directors and executive offices is Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China.

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

We had recorded interest income of $5,794 for the year ended December 31, 2021.

2.

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

Item 14 . Principal Accountant Fees and Services.

For the year ended December 31, 2021, the Company’s independent public accounting firm was Centurion ZD CPA & Co. (“CZD”) and for the year ended December 31, 2022, the Company’s independent public accounting firm was Prager Metis CPAs, LLC (“PragerMetis”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by the Company’s Independent Registered Public Accounting Firm, for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Audit fees(1)	$291,534	$399,565
Audit related fees(2)	52,000	32,000
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$343,534	$431,565

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report on Form 10-K. For the year ended December 31, 2022 and 2021, the aggregate fees for CZD related to audit services was $191,534 and $399,565. For the year ended December 31, 2022, the aggregate fees for PragerMetis related to audit services was $100,000.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” For the year ended December 31, 2022 and 2021, the aggregate audit-related fees for CZD related was $52,000 and $32,000. No audit-related fees was paid to PragerMetis for the year ended December 31, 2022.

(3)	The Company’s auditors did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2022 and 2021.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2022 and 2021.

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

(b) Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation amending number of shares of Common Stock and Preferred Stock authorized for issue (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.3	Certificate of Withdrawal of Certificate of Designation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation for Name Change (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.5	Bylaws (Incorporated herein by reference to Exhibit 3.5 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
10.1+	Employment Agreement with Guolin Tao, dated October 19, 2019 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
10.2	Form of Customer Cooperation Agreement (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 10A Amendment No. 2 filed with the SEC on October 21, 2021)
10.3	Service Agreement, dated October 19, 2019, and Agreement on Dissolution of Contract, dated December 1, 2019, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.4	Drop Shipping Cooperation Agreement dated November 19, 2019 (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.5	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.6	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.7	Data Sharing Cooperation Agreement, dated October 28, 2019, and Termination Agreement, dated May 8, 2020, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.8	Loan Agreement, dated December 1, 2019, with Baiyin Wujin Gorge Culture Communication Co., Ltd. (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Account Firm Centurion ZD CPA & Co.
23.2	Consent of Independent Registered Public Account Firm Prager Metis CPAs, LLC
31.1	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with the SEC.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2023	Entrepreneur Universe Bright Group

	By:	/s/ Guolin Tao
	Name:	Guolin Tao
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guolin Thao	Chief Executive Officer and Chief Financial Officer	March 29, 2023
Guolin Thao	(Principal Executive Officer and Principal Financial Officer)

/s/ Jianyong Li	Director	March 29, 2023
Jianyong Li

/s/ Lijun Yuan	Director	March 29, 2023
Lijun Yuan

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Entrepreneur Universe Bright Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Entrepreneur Universe Bright Group (the “Company”) as of December 31, 2022, and the related consolidated statement of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2022.

Hackensack, New Jersey
March 29, 2023
PCAOB ID Number 273

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Entrepreneur Universe Bright Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Entrepreneur Universe Bright Group and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor since 2020 to 2022.

Hong Kong, China

April 15, 2022

PCAOB ID: 2769

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(In U.S. dollars except for number of shares)

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,193,591	$7,649,129
Accounts receivable	234,978	67,940
Other receivables and prepayments	73,069	55,925
Total current assets	7,501,638	7,772,994

NON-CURRENT ASSETS
Plant and equipment, net	188,889	281,448
Operating lease right-of-use assets, net	83,077	146,698
Total non-current assets	271,966	428,146

TOTAL ASSETS	$7,773,604	$8,201,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$115,833
Other payables and accrued liabilities	369,727	402,158
Contract liabilities	-	216,142
Receipt in advance	1,710	5,161
Operating lease liabilities, current	54,705	59,370
Tax payables	94,758	39,545
Amount due to a director	167,936	171,443
Total current liabilities	688,836	1,009,652

NON-CURRENT LIABILITY
Deferred tax liabilities	172,196	342,546
Operating lease liabilities, non-current	28,372	87,328
Total non-current liabilities	200,568	429,874

TOTAL LIABILITIES	889,404	1,439,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2021: Nil) shares issued and outstanding as of December 31, 2022	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2021: 1,701,181,423) shares issued and outstanding as of December 31, 2022	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings (accumulated deficit)	47,215	(357,403)
Accumulated other comprehensive income	147,908	429,940
Total stockholders’ equity	6,884,200	6,761,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,773,604	$8,201,140

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In U.S. dollars except for number of shares)

	2022	2021
Revenue	$3,507,590	$5,637,396
Cost of revenue	(663,486)	(1,827,082)
Gross profit	2,844,104	3,810,314
Selling expenses	(40,165)	(253,958)
General and administrative expenses	(1,683,575)	(1,668,432)
Profit from operations	1,120,364	1,887,924
Other income (expenses):
Interest income	42,901	76,952
Exchange loss	(175,810)	(476)
Sundry income	118,598	110,916
Total other (expenses) income, net	(14,311)	187,392
Income before income tax	1,106,053	2,075,316
Income tax expense	(701,435)	(988,916)
Net income	$404,618	$1,086,400
Other comprehensive income
Foreign currency translation adjustment	(282,032)	104,193
Total comprehensive income	$122,586	$1,190,593

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In U.S. dollars except for number of shares)

	Common Stock		Additional	Preferred stock			(Accumulated Deficit)	Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(1,443,803)	$325,747	$5,571,021

Net income	-	-	-	-	-	-	1,086,400	-	1,086,400
Foreign currency translation adjustment	-	-	-	-	-	-	-	104,193	104,193

Balance as of December 31, 2021	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	404,618	-	404,618
Foreign currency translation adjustment	-	-	-	-	-	-	-	(282,032)	(282,032)

Balance as of December 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In U.S. dollars)

	2022	2021
Cash flows from operating activities
Net income	$404,618	$1,086,400
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	81,918	83,212
Amortization of operating lease right-of-use assets	53,403	39,367
Deferred tax	(152,190)	(293,366)
Changes in operating assets and liabilities:
Other receivables and prepayments	(20,252)	(5,186)
Accounts receivable	(176,709)	137,165
Accounts payable	(109,414)	115,561
Amount due to a shareholder	-	(53,000)
Other payables and accrued liabilities	(19,555)	(220,493)
Tax payables	59,976	(563,979)
Contract liabilities	(204,164)	215,636
Receipt in advance	(3,122)	(45,909)
Operating lease liabilities	(53,403)	(43,745)
Net cash (used in) generated from operating activities	(138,894)	451,663

Cash flows from investing activities
Purchase of property, plant and equipment	(9,704)	-
Loan receivables to unrelated parties	(1,040,307)	-
Repayments from unrelated parties	1,040,307	-
Acquisition of debt products	-	(2,789,855)
Redemption of debt products	-	5,889,695
Loan to a related company	-	(123,994)
Repayment from a related company	-	313,343
Net cash (used in) generated from investing activities	(9,704)	3,289,189

Cash flows from financing activities
Repayment to a director	(3,492)	(128,656)
Advance from a director	-	121,090
Net cash used in financing activities	(3,492)	(7,566)

Effect of exchange rates on cash	(303,448)	69,373

Net (decrease) increase in cash and cash equivalents	(455,538)	3,802,659
Cash and cash equivalents at beginning of year	7,649,129	3,846,470
Cash and cash equivalents at end of year	$7,193,591	$7,649,129

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$497,678	$1,326,242
Withholding tax paid	$312,092	$518,702

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company’s name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

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

At the end of 2020, the COVID-19 outbreak in China appears to be generally under control and business activities have recovered on the whole. The outbreak became more stabilized in China and other regions in the world. However, sporadic cases continue to be found during the first half year of 2021 in China. In the second quarter of 2021, a new Delta variant of COVID-19 had been found in certain cities in China, which cause another outbreak, thus increasing risks and possible further disruption to businesses. Therefore, certain of our consulting services were suspended from April 2021 to August 2021. We have resumed these consulting businesses from August 2021 in order to maintain diversified services for our customers.

As of December 31, 2022, the COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position. The extent to which the COVID-19 outbreak may impact the company’s business, operations and financial results from this point forward will depend on numerous evolving factors that the company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic in the future; and any other further development of the COVID-19 outbreak.

Substantially all of the Company’s revenues and operations are concentrated in China. Consequently, our results of operations and financial performances have been affected since 2020 and into 2022. Due to widespread economic disruptions during the outbreak, demand for the Company’s consulting services by small and medium-sized enterprises were also adversely affected. Specifically, as a result of government mandated closures of non-essential business in China, many of the Company’s customers’ business were suspended while others permanently closed their businesses, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company achieved an operating revenue of $3,507,590 and $5,637,396 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of approximately 37.8% from the prior period. COVID-19 has and may continue to adversely affect the Company’s financial and business performance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

During the year ended December 31, 2022, the Company experienced (and continues to experience) adverse impacts of novel coronavirus (COVID-19) and the related public health orders. The Company expects that the impact of the COVID-19 outbreak on China and world economies will continue to have a material adverse impact on the demand for the Company’s business. Because of the significant uncertainties surrounding the COVID-19 pandemic, the extent of the business interruption and the related financial impact cannot be reasonably estimated at this time.

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

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company applied the new standard beginning January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company applied the new standard beginning January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on its consolidated financial statement presentations and disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “‘Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption of ASU 2021-04 to have a material effect on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Basis of Consolidation and Noncontrolling Interests

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of December 31, 2022 and 2021.

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

As of December 31, 2022, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,717 (as at December 31, 2021: $161,188), which have been classified as cash and cash equivalents in the consolidated balance sheets.

Accounts receivable

Accounts receivables are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivables. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the years ended December 31, 2022 and 2021.

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

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis

The Company derives its revenue primarily from consultancy services, sourcing and marketing services, and digital training related services.

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

 Sourcing and marketing services

The Company provides agency-based sourcing and marketing services to connect marketplace operators and merchants.

Agency-based sourcing and marketing services represents product procurement on behalf of marketplace operators. The Company recognized revenues from agency-based sourcing and marketing services at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants. The Company reports revenues from these transactions on a net basis because the performance obligation is to facilitate a transaction between marketplace operators and merchants, for which the Company did not obtain the control over the products before passing on to the end customers. The Company is not primarily responsible for fulfilling the promise and not exposed to inventory risk.

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

The Company derived services revenues of $1,981,096 and $4,152,617 for the years ended December 31, 2022 and 2021, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	2022	2021
Consultancy services	2,865,988	4,237,261
Sourcing and marketing services	378,803	223,620
Digital training related services	262,799	1,176,515
	$3,507,590	$5,637,396

Revenue by recognition over time vs point in time

	2022	2021
Revenue recognized at a point in time	3,507,590	5,637,396
Revenue recognized over time	-	-
	$3,507,590	$5,637,396

Revenue recorded on a gross vs net basis

	2022	2021
Revenue recorded on a gross basis	3,128,787	5,413,776
Revenue recorded on a net basis	378,803	223,620
	$3,507,590	$5,637,396

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Balance at beginning of year	$216,142	$-
Service fees collected	220,183	1,377,349
Refunded	(149,992)	-
Service revenue earned	(262,799)	(1,176,515)
Exchange realignment	(23,534)	15,308
Balance at end of year	$-	$216,142

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $66,196 and $124,386 (including prior years housing funds of $11,014) for the years ended December 31, 2022 and 2021, respectively.

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

Year ended December 31, 2022
Balance sheet, except for equity accounts	RMB 6.8979 to US$1.00
Income statement and cash flows	RMB 6.7288 to US$1.00

Year ended December 31, 2021
Balance sheet, except for equity accounts	RMB 6.3559 to US$1.00
Income statement and cash flows	RMB 6.4519 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range which is around HKD7.80 to USD1,00 for both years.

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

The Company conducts business in the US, the PRC and Hong Kong and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the respective tax authorities.

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2022 and 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Net income per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

	2022		2021
Net income	$404,618		$1,086,400

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the years ended December 31, 2022 and 2021 and the weighted average number of ordinary shares outstanding.

For the years ended December 31, 2022 and 2021, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

As of December 31, 2022 and 2021, $7,193,591 and $7,649,129 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2022 and 2021 are summarized below:

	2022	2021
Motor vehicle	$369,244	$400,732
Office equipment	9,466	-
	378,710	400,732
Less: Accumulated depreciation	(189,821)	(119,284)
Plant and equipment, net	$188,889	$281,448

Depreciation expenses, classified as operating expenses, were $81,918 and $83,212 for the years ended December 31, 2022 and 2021, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the years ended December 31, 2022 and 2021:

(a)	Baiyin Wujinxia Cultural Communication Co., Ltd. (“Baiyin Wujinxia”) – a company incorporated in the PRC, the Company CEO, Mr Tao held 60% equity interest from October 31, 2019 to January 25, 2021 and on January 26, 2021 fully transferred to Ms. Hanye Chang, spouse of Mr. Guolin Tao.

(b)	Xian Yuanchuang Tribe Technology Co., Ltd. (“Yuanchuang Tribe”)– a company incorporated in the PRC, Ms. Hanyu Chang, spouse of Mr. Guolin Tao, indirectly held 29.99% equity interest from November 29, 2019 to February 10, 2021.

(c)	Xian Yuanchuang Federation Information Technology Co., Ltd. (“Yuanchuang Federation”)- a company incorporated in the PRC, Yuanchuang Tribe held 100% equity interest December 30, 2019 to September 10, 2021.

Related party transaction

	2022	2021

Interest income
Baiyin Wujinxia	$-	$5,794
IT expenses
- Yuanchuang Tribe	-	60,718
- Yuanchuang Federation	-	86,718

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

Interest income was charged at an interest rate agreed by both parties in accordance with a loan agreement.

IT expenses were charged at fees agreed by both parties in accordance with the relevant services agreements.

Related party balances

	2022	2021
Amount due to a director
- Mr. Guolin Tao	$167,936	$171,443

Accounts payable
- Yuanchuang Tribe	$-	$16,135
- Yuanchuang Federation	-	21,390

The amount due to director as of December 31, 2022 and 2021 are unsecured, non-interest bearing and repayable on demand. As at December 31, 2022 and 2021, the carrying amount included expenses paid on behalf of Mr. Guolin of US$3,276 and US$1,641, respectively. The outstanding amount as of December 31, 2022 are subsequently settled in February 2023.

On June 1, 2021, the Company entered into IT consultation agreements with Yuanchuang Tribe and Yuanchuang Federation, respectively. The outstanding amounts as at December 31, 2021 are subsequently settled in January 2022.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2022 and 2021:

	2022	2021
Account receivables	$234,978	$67,940
Less: Allowance for doubtful accounts	-	-
	$234,978	$67,940

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Deposits and other receivables	$15,948	$18,430
Prepayments	57,121	37,495
	$73,069	$55,925

NOTE 7 – LOAN RECEIVABLES

On September 29, 2022, the Company has provided loans of $1,040,307 to two independent vendors of the Company’s consultancy business (RMB3.5 million each). The loans were interest-bearing at 7% per annum, repayable on October 28, 2022 and secured by the personal guarantee of legal representatives of the vendors. On October 18, 2022, the borrowers fully repaid the loan principal and interest.

On February 8, 2021, the Company has provided a $500,000 loan to an independent customer of the Company’s consultancy business. The loan was interest-bearing at 10% per annum, repayable on February 7, 2022 and secured by the corporate guarantee of the customer. On August 5, 2021, the customer fully repaid the loan principal and interest.

Loan interest income were $3,530 and $23,660 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Other payables	$60,047	$30,462
Salary payable	62,830	105,294
Accrued audit fees	145,000	130,000
Value-added tax and other taxes payables	30,838	53,032
Other accrued expenses	71,012	83,370
	$369,727	$402,158

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of December 31, 2022 and 2021, are also considered under restriction for distribution.

No additional statutory reserves is recorded in 2022 and 2021 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 10 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	2022	2021
Tax jurisdictions from:
- Local	$(769,358)	$(791,930)
- Foreign, representing:
HK	(333,654)	(53,508)
PRC	2,209,065	2,920,754

Income before income taxes	$1,106,053	$2,075,316

Income is subject to tax in the various countries in which the Company operates.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2022 and 2021, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2022 and 2021. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $289,943 (HK$2,000,000) for the years ended December 31, 2022 and 2021 and subject to a waiver of 100% of the profits tax under a cap of $1,450 (HK$10,000) for the years ended December 31, 2022 and 2021, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at December 31, 2022 and 2021 were $1,882,886 and $3,579,288, respectively. At December 31, 2022 and 2021, the Company recognized deferred tax liabilities of $188,289 and $357,929, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	2022	2021
Current tax:
Hong Kong	$-	$(840)
China	540,840	768,717

Deferred tax
Hong Kong	162,563	221,039
China	(1,968)	-
Total	$701,435	$988,916

The provision for income taxes consisted of the following:

	2022	2021
Income before income tax	$1,106,053	$2,075,316
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	232,272	435,816
Reconciling items:
Non-deductible expenses	216,340	186,907
Rate differential in different tax jurisdictions	103,377	119,238
Deferred tax provided on dividends withholding tax of PRC subsidiaries	162,563	235,757
(Over) under-provision in prior year	(13,117)	11,198
Income tax (credit) expense	$701,435	$988,916

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 are presented below:

	2022	2021
Deferred tax assets:
Accelerated depreciation	$3,558	$1,778
Deductible temporarily difference arising from other payable	12,535	13,605
Less: Net off with deferred tax liabilities for financial reporting purposes	(16,093)	(15,383)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$188,289	$357,929
Less: Net off with deferred tax assets for financial reporting purposes	(16,093)	(15,383)
Net total deferred tax liabilities	$172,196	$342,546

NOTE 11 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,897 (RMB32,951) per month.

Operating lease expense for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021

Operating lease cost – straight line	58,765	39,367
Total lease expense	$58,765	$39,367

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

Operating leases
12 months ending December 31,
2023	57,324
2024	28,662
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	85,986
Less: imputed interest	(2,909)
Present value of lease liabilities	$83,077

Lease term and discount rate

December 31, 2022
Weighted-average remaining lease term - year	1.5
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Operating cash outflows from operating lease	$58,765	$61,287

NOTE 12 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2022 and 2021.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2022 and 2021.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 13 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2022 and 2021:

	December 31,
	2022			2021

Customer A (note)	$1,631,657	47%		$	*	* %
Customer B	*	*	%		1,438,514	26%
Customer C	*	*	%		1,008,417	18%
Customer D	*	*	%		730,829	13%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
Customer A (note)	$114,456	49%		$15,864	23%
Customer E	42,061	18%		-	-
Customer F	*	*	%	18,408	27%
Customer G	*	*	%	20,272	30%

For the years ended December 31, 2022 and 2021, the Company derived services revenues of $1,981,096 and $4,152,617, respectively, through the APP platform managed by Xian CNT, represented 56.5% and 73.7% of our total revenue.

The Company had the following service vendor that individually comprised 10% or more of cost of revenue for the years ended December 31, 2022 and 2021:

	December 31,
	2022		2021
Service vendor A (note)	$132,661	20%	$579,959	32%
Service vendor B	-	-	186,934	10%

The Company had the following service vendors that individually comprised 10% or more of accounts payable as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021

Service vendor B	$-	-	$49,560	43%
Service vendor C	-	-	21,390	18%
Service vendor D	-	-	19,308	17%
Service vendor E	-	-	16,135	14%

Note: Customer A and Service vendor A disclosed above is the same Company.

(b)	Credit risk

At December 31, 2022 and 2021, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions which would require recognition or disclosure in the financial statements.