Form 10-Q
period 2023-03-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2023-05-15
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding as of May 8, 2023 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

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

As advised by our PRC legal counsel, we and our subsidiaries are not required to obtain permission or approval from any of the PRC authorities including CSRC or CAC to issue the Company’s common stock to foreign investors, nor have we, or our subsidiaries, applied for or received any denial for the Registration. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that such permissions or approvals are not required, or (ii) if the CSRC, the Cyberspace Administration of China or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver, then we may not be able to list on a U.S. exchange. In addition, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. It is uncertain when and whether we will be required to obtain permission from the China Securities Regulatory Commission to list on U.S. exchanges, and even if such permission is obtained, whether it will be denied or rescinded.

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

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA). The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. The audit report included in this registration statement for the three months ended March 31, 2022 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA (as amended by the Consolidated Appropriation Act, 2023), our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in the Company’s common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was enacted under the Consolidated Appropriations Act, 2023, as further described below.

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

v

As of the date of this filing, our PRC subsidiary has distributed $7.1 million (net of withholding tax at $792,918 charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this filing, other than the above stated $7.1 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on March 29, 2023.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,089,325	$7,193,591
Accounts receivable	701,326	234,978
Other receivables and prepayments	77,656	73,069
Other receivables and prepayments – related party	2,068	-
Total current assets	7,870,375	7,501,638

NON-CURRENT ASSETS
Plant and equipment, net	171,333	188,889
Operating lease right-of-use assets, net	69,942	83,077
Total non-current assets	241,275	271,966

TOTAL ASSETS	$8,111,650	$7,773,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$273,806	$369,727
Receipt in advance	-	1,710
Operating lease liabilities, current	55,610	54,705
Tax payables	214,571	94,758
Amount due to a director	3,490	167,936
Total current liabilities	547,477	688,836

NON-CURRENT LIABILITY
Deferred tax liabilities	249,678	172,196
Operating lease liabilities, non-current	14,332	28,372
Total non-current liabilities	264,010	200,568

TOTAL LIABILITIES	811,487	889,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2022: Nil) shares issued and outstanding as of March 31, 2023	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2022: 1,701,181,423) shares issued and outstanding as of March 31, 2023	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	478,672	47,215
Accumulated other comprehensive income	132,414	147,908
Total stockholders’ equity	7,300,163	6,884,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,111,650	$7,773,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

	Three months ended March 31,
	2023	2022
Revenue	$1,176,936	$1,209,004
Cost of revenue	(114,554)	(312,479)
Gross profit	1,062,382	896,525
Selling expenses	(1,439)	(16,595)
General and administrative expenses	(423,502)	(311,288)
Profit from operations	637,441	568,642
Other income (expenses):
Interest income	7,736	10,330
Exchange loss	20,548	60
Sundry income	58,005	91,432
Total other income, net	86,289	101,822
Income before income tax	723,730	670,464
Income tax expense	(292,273)	(279,291)
Net income	$431,457	$391,173
Other comprehensive income
Foreign currency translation adjustment	(15,494)	(5,135)
Total comprehensive income	$415,963	$386,038

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three months ended March 31, 2022

	Common Stock		Additional	Preferred stock			(Accumulated Deficit)	Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	391,173	-	391,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,135)	(5,135)

Balance as of March 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$33,770	$424,805	$7,147,652

Three months ended March 31, 2023

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

Net income	-	-	-	-	-	-	431,457	-	431,457
Foreign currency translation adjustment	-	-	-	-	-	-	-	(15,494)	(15,494)

Balance as of March 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$478,672	$132,414	$7,300,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$431,457	$391,173
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	20,320	21,370
Amortization of operating lease right-of-use assets	13,535	13,894
Deferred tax	78,542	76,023
Changes in operating assets and liabilities:
Other receivables and prepayments	(6,397)	(11,678)
Accounts receivable	(467,163)	(266,748)
Accounts payable	-	(99,336)
Other payables and accrued liabilities	(96,320)	(93,952)
Tax payables	119,878	159,941
Contract liabilities	-	(70,034)
Receipt in advance	(1,724)	(5,162)
Operating lease liabilities	(13,536)	(13,895)
Net cash generated from operating activities	78,592	101,596

Cash flows used in investing activities
Purchase of property, plant and equipment	(1,893)	(8,554)

Cash flows used in financing activities
Repayment to a director	(164,440)	-

Effect of exchange rates on cash	(16,525)	(6,298)

Net (decrease) increase in cash and cash equivalents	(104,266)	86,744
Cash and cash equivalents at beginning of period	7,193,591	7,649,129
Cash and cash equivalents at end of period	$7,089,325	$7,735,873

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$95,524	$44,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In early December 2022, China announced a nationwide loosening of its zero-covid policy, and the country may face a wave in infections after the lifting of these restrictions. The impact of COVID-19 pandemic still depends on the future developments of the pandemic, including new information concerning the global severity of and actions taken to contain the pandemic, or the appearance of new or more severe strains of the virus, which are highly uncertain and unpredictable. Therefore, while we do not expect the COVID-19 pandemic to negatively impacting our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time.

The Company achieved an operating revenue of $1,176,936 and $1,209,004 for the three months ended March 31, 2023 and 2022, respectively, representing a slight decrease of approximately 2.7% from the prior period. Because of a new income stream from a client engaged in live streaming business, the Company’s operating revenue in RMB was actually increased compared to the prior period. Therefore, the decrease in operating revenue when measured in USD was due to exchange rate fluctuations. COVID-19 has and may continue to adversely affect the Company’s financial and business performance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 29, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2023, its interim condensed consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, “‘Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption of ASU 2021-04 to have a material effect on the condensed consolidated financial statements.

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

The Company recognized no impairment of ROU assets as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,608 (as at December 31, 2021: $2,717), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three months ended March 31, 2023 and 2022.

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

The Company derived services revenues of $351,669 and $819,444 for the three months ended March 31, 2023 and 2022, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended March 31,
	2023	2022
Consultancy services	1,171,606	820,745
Sourcing and marketing services	5,330	109,686
Digital training related services	-	278,573
	$1,176,936	$1,209,004

Revenue by recognition over time vs point in time

	Three months ended March 31,
	2023	2022
Revenue recognized at a point in time	1,176,936	1,209,004
Revenue recognized over time	-	-
	$1,176,936	$1,209,004

Revenue recorded on a gross vs net basis

	Three months ended March 31,
	2023	2022
Revenue recorded on a gross basis	1,171,606	1,099,318
Revenue recorded on a net basis	5,330	109,686
	$1,176,936	$1,209,004

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$-	$216,142
Service fees collected	-	229,631
Refunded	-	(20,915)
Service revenue earned	-	(278,573)
Exchange realignment	-	(105)
Balance at end of period	$-	$146,180

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $16,244 and $13,668 for the three months ended March 31, 2023 and 2022, respectively.

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

Three months ended March 31, 2023
Balance sheet, except for equity accounts	RMB 6.8691 to US$1.00
Income statement and cash flows	RMB 6.8426 to US$1.00

Three months ended March 31, 2022
Balance sheet, except for equity accounts	RMB 6.3400 to US$1.00
Income statement and cash flows	RMB 6.3478 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range which is around HKD7.8 to USD1,00 for both periods.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of March 31, 2023 and 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

	Three months ended March 31,
	2023		2022
Net income	$431,457		$391,173

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three months ended March 31, 2023 and 2022 and the weighted average number of ordinary shares outstanding.

For the three months ended March 31, 2023 and 2022, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

As of March 31, 2023 and 2021, $7,089,325 and $7,193,591 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2023 and December 31, 2022 are summarized below:

	March 31, 2023	December 31, 2022
Motor vehicle	$370,792	$369,244
Office equipment	11,398	9,466
	382,190	378,710
Less: Accumulated depreciation	(210,857)	(189,821)
Plant and equipment, net	$171,333	$188,889

Depreciation expenses, classified as operating expenses, were $20,320 and $21,370 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three months ended March 31, 2023 and 2022:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by the sister of Mr. Guolin Tao since February 3, 2021.

Related party transaction

	Three months ended March 31,
	2023	2022
Sundry income
Zhongchuang Boli	$2,068	$-

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	March 31, 2023	December 31, 2022
Amount due to a director
- Mr. Guolin Tao	$3,490	$167,936

Other receivables
- Zhongchuang Boli	$2,068	-

The amount due to director as of March 31, 2023 and December 31, 2022 are unsecured, non-interest bearing and repayable on demand. As at December 31, 2022, the carrying amount included expenses paid on behalf of Mr. Guolin of US$3,276.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Account receivables	$701,326	$234,978
Less: Allowance for doubtful accounts	-	-
	$701,326	$234,978

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deposits and other receivables	$32,405	$15,948
Other receivables – related party	2,068	-
Prepayments	45,251	57,121
	$79,724	$73,069

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Other payables	$60,218	$60,047
Salary payable	87,002	62,830
Accrued audit fees	45,000	145,000
Value-added tax and other taxes payables	55,586	30,838
Other accrued expenses	26,000	71,012
	$273,806	$369,727

NOTE 8 – STATUTORY RESERVES

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of March 31, 2023 and December 31, 2022, are also considered under restriction for distribution.

No additional statutory reserves is recorded in March 31, 2023 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended March 31,
	2023	2022
Tax jurisdictions from:
- Local	$(90,021)	$(114,403)
- Foreign, representing:
HK	(51,238)	(28,564)
PRC	864,989	813,431

Income before income taxes	$723,730	$670,464

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of March 31, 2023 and 2021, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three months ended March 31, 2023 and 2022. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $291,159 (HK$2,000,000) for the three months ended March 31, 2023 and 2022 and subject to a waiver of 100% of the profits tax under a cap of $1,456 (HK$10,000) for the three months ended March 31, 2023 and 2022, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at March 31, 2023 and December 31, 2022 were $2,646,415 and $1,882,886, respectively. At March 31, 2023 and December 31, 2022, the Company recognized deferred tax liabilities of $264,642 and $188,289, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended March 31,
	2023	2022
Current tax:
China	$215,401	$204,070

Deferred tax
Hong Kong	75,670	75,221
China	1,202	-
Total	$292,273	$279,291

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2023	2022
Income before income tax	$723,730	$670,464
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	151,982	140,798
Reconciling items:
Non-deductible expenses	37,168	29,450
Non-taxable income	(9,452)	-
Rate differential in different tax jurisdictions	36,905	33,822
Deferred tax provided on dividends withholding tax of PRC subsidiaries	75,670	75,221
Income tax expense	$292,273	$279,291

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022 are presented below:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Accelerated depreciation	$2,375	$3,558
Deductible temporarily difference arising from other payable	12,588	12,535
Less: Net off with deferred tax liabilities for financial reporting purposes	(14,963)	(16,093)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$264,641	$188,289
Less: Net off with deferred tax assets for financial reporting purposes	(14,963)	(16,093)
Net total deferred tax liabilities	$249,678	$172,196

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,816 (RMB32,951) per month.

Operating lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022

Operating lease cost – straight line	$14,447	$15,573
Total lease expense	$14,447	$15,573

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023:

Operating leases

Remainder of 2023	$43,173
2024	28,782
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	71,955
Less: imputed interest	(2,013)
Present value of lease liabilities	$69,942

Lease term and discount rate

March 31, 2023
Weighted-average remaining lease term - year	1.25
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Operating cash outflows from operating lease	$14,447	$15,573

NOTE 11 – CONTINGENIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2023 and December 31, 2022.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022
Customer A (note)	$812,506	69%	$369,159	30.5%

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31, 2022		December 31, 2022
Customer A (note)	$530,286	76%	$114,456	49%
Customer B	*	*%	42,061	18%

For the three months ended March 31, 2023 and 2022, the Company derived services revenues of $351,669 and $819,444, respectively, through the APP platform managed by Xian CNT, represented 30% and 68% of our total revenue.

The Company had the following service vendor that individually comprised 10% or more of cost of revenue for the three months ended March 31, 2023 and 2022:

	March 31,
	2023		2022
Service vendor A	$-	-	$147,701	46.1%
Service vendor B	-	-	41,089	12.8%

There was no service vendor that individually comprised 10% or more of accounts payable as of March 31, 2023 and December 31, 2022.

(b)	Credit risk

At March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the unaudited condensed consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

In early December 2022, China announced a nationwide loosening of its zero-covid policy, and the country may face a wave in infections after the lifting of these restrictions. The impact of COVID-19 pandemic still depends on the future developments of the pandemic, including new information concerning the global severity of and actions taken to contain the pandemic, or the appearance of new or more severe strains of the virus, which are highly uncertain and unpredictable. Therefore, while we do not expect the COVID-19 pandemic to negatively impacting our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time.

We achieved an operating revenue of $1,176,936 and $1,209,004 for the three months ended March 31, 2023 and 2022, respectively, representing a slight decrease of approximately 2.7% from the prior period. Because of a new income stream from a client engaged in live streaming business, our operating revenue in RMB was actually increased compared to the prior period. Therefore, the decrease in operating revenue when measured in USD was due to exchange rate fluctuations. COVID-19 has and may continue to adversely affect our financial and business performance.

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

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the key opinion leader (KOL) agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using CNPTTN’s name from January 30, 2022. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird until further notice. Jade Bird is an authorized licensee of CNPTTN. For the three months ended March 31, 2023 and 2022, the digital training related services with Jade Bird represented 0% and 23% of our total revenue, or $0 and $278,573, respectively.

Recent Developments

On April 11, 2023, we successfully uplisted from the OTC Pink Sheets to the OTCQB Venture Market (“OTCQB”) under the same trading symbol “EUBG”.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended March 31, 2023 as compared to the three months ended March 31 2022

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$1,176,936	100%	$1,209,004	100%
Cost of revenues	(114,554)	(10)%	(312,479)	(26)%
Gross profit	1,062,382	90%	896,525	74%
Selling Expenses:	(1,439)	0%	(16,595)	(1)%
General and administrative expenses	(423,502)	(36)%	(311,288)	(26)%
Total other income, net	86,289	7%	101,822	8%
Income before income tax	723,730	61%	670,464	55%
Income tax expense	(292,273)	(25)%	(279,291)	(23)%
Net income	$431,457	37%	$391,173	32%

Revenue and cost of revenue

During the three months ended March 31, 2023, we generated revenue of $1,176,936, which represents a slight decrease of $32,068 or 2.7% compared to the same period in the prior year. Because of a new income stream from a client engaged in live streaming business, the Company’s operating revenue in RMB was actually increased compared to the prior period. Therefore, the decrease in operating revenue when measured in USD was due to exchange rate fluctuations.

Cost of revenue for the three months ended March 31, 2023 was $114,554, which represented a decrease of $197,925 or 63.3% compared to the same period in the prior year. The decrease in cost of revenue is mainly due to the absence of direct operating costs related to digital training services used in the current period. For the three months ended March 31, 2022, direct operating costs related to these services were $202,350.

As a result of the above, the gross profit was $1,062,382 for the three months ended March 31, 2023, which represented an increase of $165,857 or 18.5% as compared to the same period in the prior year. The increase in gross profit was primarily due to the temporarily suspension of digital training services, which typically had lower profit margins in compared with other services offered by the company. As a result, the profit margin increased to 90% compared to 74% in the prior period, leading to an increase in gross profit.

Selling expenses

During the three months ended March 31, 2023, we incurred $1,439 selling expenses, which represented a decrease of $15,156 or 91.3% as compared to the same period in the prior year. The decrease of selling expenses was mainly due to the tightening of entertainment policies and no staff costs incurred in selling activities during the current period.

General and administrative expenses

During the three months ended March 31, 2023, we incurred $423,502 general and administrative expenses, which represented an increase of $112,214 or 36% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees. The increase in general and administrative expenses was primarily due to an increase in audit and service fees related to the filing of a registration document during the period. Additionally, certain staff costs that were previously classified as selling expenses were reclassified as general and administrative expenses to better reflect their nature.

Total other income, net

During the three months ended March 31, 2023, we incurred net other income of $86,289, which represented a decrease of $15,533 or 15.3% as compared to the same period in the prior year. The different was mainly due to certain sundry income generated in the prior year that did not recur in the current period. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income.

Income tax expense

During the three months ended March 31, 2023, we incurred income tax expense of $292,273, which represented an increase of $12,982 or 4.7% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended March 31, 2023, our income tax expenses comprised of current tax expenses and deferred tax expenses of $215,401 and $76,872, respectively, compared to current tax expenses and deferred tax expenses of $204,070 and $75,221 for the three months ended March 31, 2022.

Net income

As a result of the above, we generated a net income of $431,457 and $391,173 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$7,089,325	$7,193,591
Total current assets	7,870,375	7,501,638
Total assets	8,111,650	7,773,604
Total liabilities	811,487	889,404
Retained earnings	478,672	47,215
Total equity	7,300,163	6,884,200

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2023	2022
Net cash generated from operating activities	$78,592	$101,596
Cash flows used in investing activities	(1,893)	(8,554)
Cash flows used in financing activities	(164,440)	-
Effect of exchange rate changes on cash and cash equivalents	(16,525)	(6,298)
Cash and cash equivalents, beginning of period	7,193,591	7,649,129
Cash and cash equivalents, end of period	$7,089,325	$7,735,873

Cash generated from operating activities

Net cash generated from operating activities for the three months ended March 31, 2023 was $78,592, which represented a decrease of $23,004 or 22.6% as compared to the same period in the prior year. The decrease of operating cash flows was mainly resulted from a combination of below operating activities changes:

Cash outflow of trade receivables was $467,163 for the three months ended March 31, 2023, as compared to cash outflow of $266,748 for the three months ended March 31, 2022. The cash outflow for the current period was mainly due to longer settlement period used by our consultancy services customers.

No cash movement of trade payable was resulted for the three months ended March 31, 2023 because we suspended all digital training related services since March 22, 2022. For the three months ended March 31, 2022, cash outflow of trade payables of $99,336 was all related to the digital training related services.

Cash inflow of tax payables was $119,878 for the three months ended March 31, 2023, as compared to $159,941 for the same period in the prior year. The cash inflow of $119,878 for the three months ended March 31, 2023 was mainly due to the provision of current income tax $215,401, netting off with $95,524 income tax paid during the year.

No cash movement of contract liabilities for the three months ended March 31, 2023 because we suspended the digital training related services since March 22, 2022. We do not have other contract require customer to pay the consideration before receiving the services. For the three months ended March 31, 2022, cash outflow of contract liabilities was $70,034 which solely resulted from the digital training related services.

Cash flows used in investing activities

Cash used in investing activity for the three months ended March 31, 2023 was $1,893 as compared to $8,554 used for the same period in the prior year. The cash used in investing activity was due to purchase of property, plant and equipment.

Cash flows used in financing activities

Cash used in financing activities for the three months ended March 31, 2023 was $164,440 due to repayment to a director. No such cash movement was resulted for the same period in the prior year.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of March 31, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	71,955	57,564	14,391	-	-
TOTAL	$71,955	57,564	14,391	$-	$-

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The interim condensed consolidated financial information as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 29, 2023.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of March 31, 2023.

1.	We did not maintain appropriate cash controls – We had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had introduced certain cash management policies.

2.	We did not implement appropriate information technology controls – We were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

Entrepreneur Universe Bright Group

Date: May 15, 2023	By:	/s/ Guolin Tao
Guolin Tao

Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)