Form 10-Q
period 2023-06-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2023-08-11
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 9, 2023 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. In addition, recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Intensifying Crack Down on Illegal Securities Activities issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by the China Securities Regulatory Commission (“CSRC”), which regulate overseas securities offering and listing activities by China-based companies; the draft Regulations on Network Data Security Management issued by the Cyberspace Administration of China(“CAC”), which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security; the Revised Cybersecurity Review Measures, jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of mainland PRC and Hong Kong.

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

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorized by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022 until further notice. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this filing, there is no further notice from CNPTTN and the service is still being suspended. As advised by our PRC legal counsel, other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. If (i) we and our PRC legal counsel inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

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

In December 2020, the Holding Foreign Companies Accountable Act (“HFCAA”), was signed into law as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law. The HFCAA states if the Securities and Exchange Commission (“SEC”) determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Following the filing of our Form 10 for fiscal year ended December 31, 2021, which was audited by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors, the SEC added us to its list of Commission-Identified Issuers identified under HFCAA. In December 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was signed into law, which amended the HFCAA to shorten the three-year period to two years.

On September 7, 2022, the we dismissed CZD CPA and appointed Prager Metis CPAs, LLC (“PragerMetis”) as our independent auditor for the fiscal year end December 31, 2022. Our current auditors, PragerMetis, is located at Hackensack, New Jersey, and has been inspected by the PCAOB. We expect that this will satisfy the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the two-year deadline of the AHFCAA.

Further, on August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.”

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

As of the date of this filing, our PRC subsidiary has distributed RMB64.5 million (approximately to $8.8 million) to its holding parent, our HK subsidiary. After deducting the withholding tax of approximately RMB6.4 million (approximately to $0.9 million) at a rate of 10% on the declared dividend, the net distribution amounts to RMB58.0 million (approximately to $8.0 million). However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this filing, other than the above stated RMB64.5 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report filed with the SEC on March 29, 2023. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,059,731	$7,193,591
Accounts receivable	421,736	234,978
Other receivables and prepayments	58,052	73,069
Total current assets	8,539,519	7,501,638

NON-CURRENT ASSETS
Plant and equipment, net	142,943	188,889
Operating lease right-of-use assets, net	53,310	83,077
Total non-current assets	196,253	271,966

TOTAL ASSETS	$8,735,772	$7,773,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$197,457	$369,727
Other payables and accrued liabilities – related party	3,902	-
Receipt in advance	-	1,710
Operating lease liabilities, current	53,310	54,705
Tax payables	363,685	94,758
Amount due to a director	3,496	167,936
Total current liabilities	621,850	688,836

NON-CURRENT LIABILITY
Deferred tax liabilities	200,639	172,196
Operating lease liabilities, non-current	-	28,372
Total non-current liabilities	200,639	200,568

TOTAL LIABILITIES	822,489	889,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2022: Nil) shares issued and outstanding as of June 30, 2023	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2022: 1,701,181,423) shares issued and outstanding as of June 30, 2023	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	1,169,119	47,215
Accumulated other comprehensive income	55,087	147,908
Total stockholders’ equity	7,913,283	6,884,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,735,772	$7,773,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue	1,705,942	840,868	$2,882,878	$2,049,872
Cost of revenue	(108,581)	(113,332)	(223,135)	(425,811)
Gross profit	1,597,361	727,536	2,659,743	1,624,061
Selling expenses	(5,279)	(8,319)	(6,718)	(24,914)
General and administrative expenses	(390,294)	(331,385)	(813,796)	(642,673)
Profit from operations	1,201,788	387,832	1,839,229	956,474
Other income (expenses):	-
Interest income	10,764	12,637	18,500	22,967
Exchange gain (loss)	(74,178)	27,862	(53,630)	27,922
Sundry income	7,938	17,600	65,943	109,032
Total other income(expenses), net	(55,476)	58,099	30,813	159,921
Income before income tax	1,146,312	445,931	1,870,042	1,116,395
Income tax expense	(455,865)	(180,081)	(748,138)	(459,372)
Net income	$690,447	265,850	$1,121,904	$657,023
Other comprehensive loss	-
Foreign currency translation adjustment	(77,327)	(231,781)	(92,821)	(236,916)
Total comprehensive income	$613,120	34,069	$1,029,083	$420,107

Net income per share - Basic and diluted	$0.00 *	0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and six months ended June 30, 2022

	Common Stock		Additional	Preferred stock			(Accumulated Deficit)	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	391,173	-	391,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,135)	(5,135)

Balance as of March 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$33,770	$424,805	$7,147,652

Net income	-	-	-	-	-	-	265,850	-	265,850
Foreign currency translation adjustment	-	-	-	-	-	-	-	(231,781)	(231,781)

Balance as of June 30, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$299,620	$193,024	$7,181,721

Three and six months ended June 30, 2023

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

Net income	-	-	-	-	-	-	431,457	-	431,457
Foreign currency translation adjustment	-	-	-	-	-	-	-	(15,494)	(15,494)

Balance as of March 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$478,672	$132,414	$7,300,163

Net income	-	-	-	-	-	-	690,447	-	690,447
Foreign currency translation adjustment	-	-	-	-	-	-	-	(77,327)	(77,327)

Balance as of June 30, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,169,119	$55,087	7,913,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,121,904	$657,023
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	40,298	42,322
Amortization of operating lease right-of-use assets	26,907	27,395
Deferred tax	28,230	123,894
Changes in operating assets and liabilities:
Other receivables and prepayments	12,259	19,049
Accounts receivable	(207,645)	(213,535)
Accounts payable	-	(113,645)
Other payables and accrued liabilities	(160,301)	(170,904)
Tax payables	286,498	125,057
Contract liabilities	-	(212,060)
Receipt in advance	(1,703)	(5,064)
Operating lease liabilities	(26,908)	(27,395)
Net cash generated from operating activities	1,119,539	252,137

Cash flows used in investing activities
Purchase of property, plant and equipment	(1,877)	(8,381)

Cash flows used in financing activities
Repayment to a director	(164,441)	-

Effect of exchange rates on cash	(87,081)	(255,625)

Net increase (decrease) in cash and cash equivalents	866,140	(11,869)
Cash and cash equivalents at beginning of period	7,193,591	7,649,129
Cash and cash equivalents at end of period	$8,059,731	$7,637,260

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$286,922	$224,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company’s name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

The Company, through its wholly owned subsidiaries, mainly engages in provision of digital marketing consultation services in Hong Kong and China.

Company name	Place/date of incorporation	Principal activities
1. Entrepreneurship World Technology Holding Group Company Limited	Hong Kong/May 15, 2019	Provision of consulting and promotional services

2. Xian Yunchuang Space Information Technology Co., Ltd.	The People’s Republic of China (“PRC”)/October 18, 2019	Provision of digital marketing consultation services

3. Xian Yunchuang Space Information Technology Co., Ltd, BaiYin Branch (Deregistered on June 30, 2023)	PRC/May 7, 2020	Provision of digital marketing consultation services

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

In early December 2022, China announced a nationwide loosening of its zero-covid policy, and most of the travel restrictions and quarantine requirements were lifted in December 2022. As a result, there were significant surges of COVID-19 cases in many cities in China from December 2022 to March 2023. However, based on the current situation, the Company does not expect a significant impact on the Company’s operations and financial results in the long run.

The Company achieved an operating revenue of $2,882,878 and $2,049,872 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of approximately 40.6% from the prior period. The increase was mainly contributed by our consultation services to a client engaged in live streaming business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 29, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2023, its interim condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company adopted these ASUs on January 1, 2023, and these amendments were applied prospectively.

In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company adopted this ASU on January 1, 2023, and these amendments were applied prospectively.

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

The Company recognized no impairment of ROU assets as of June 30, 2023 and December 31, 2022.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the Company’s condensed consolidated balance sheets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments placed with banks or other financial institutions with an original maturity of three and six months or less to be cash equivalents.

As of June 30, 2023, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,571 (as at December 31, 2022: $2,717), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and six months ended June 30, 2023 and 2022.

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

The Company derived services revenues of $440,732 and $685,213 for the three months ended June 30, 2023 and 2022, respectively; and $792,401 and $1,504,658 for the six months ended June 30, 2023 and 2022, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Consultancy services	1,705,206	680,606	2,876,812	1,506,962
Sourcing and marketing services	736	160,262	6,066	269,948
Digital training related services	-	-	-	272,962
	$1,705,942	$840,868	$2,882,878	$2,049,872

Revenue by recognition over time vs point in time

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue recognized at a point in time	1,705,942	840,868	2,882,878	2,049,872
Revenue recognized over time	-	-	-	-
	$1,705,942	$840,868	$2,882,878	$2,049,872

Revenue recorded on a gross vs net basis

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue recorded on a gross basis	1,705,206	680,606	2,876,812	1,779,924
Revenue recorded on a net basis	736	160,262	6,066	269,948
	$1,705,942	$840,868	$2,882,878	$2,049,872

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
Balance at beginning of period	$-	$216,142
Service fees collected	-	220,183
Refunded	-	(149,992)
Service revenue earned	-	(262,799)
Exchange realignment	-	(23,534)
Balance at end of period	$-	$-

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $29,904 and $26,814 for the three months ended June 30, 2023 and 2022, respectively; and $46,148 and $49,959 for the six months ended June 30, 2023 and 2022, respectively.

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

Six months ended June 30, 2023
Balance sheet, except for equity accounts	RMB 7.2335 to US$1.00
Income statement and cash flows	RMB 6.9263 to US$1.00

Six months ended June 30, 2022
Balance sheet, except for equity accounts	RMB 6.6995 to US$1.00
Income statement and cash flows	RMB 6.4783 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range which is around HKD 7.8 to USD 1.00 for both periods.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of June 30, 2023 and December 31, 2022, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022

Net income	$690,447		$265,850		$1,121,904		$657,023

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three and six months ended June 30, 2023 and 2022 and the weighted average number of ordinary shares outstanding.

For the three and six months ended June 30, 2023 and 2022, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, accounts payable and other payables, amounts due to a director and a shareholder and borrowings approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2023 and December 31, 2022 are summarized below:

	June 30, 2023	December 31, 2022
Motor vehicle	$351,142	$369,244
Office equipment	10,794	9,466
	361,936	378,710
Less: Accumulated depreciation	(218,993)	(189,821)
Plant and equipment, net	$142,943	$188,889

Depreciation expenses, classified as operating expenses, were $19,978 and $20,952 for the three months ended June 30, 2023 and 2022, respectively; and $40,298 and $42,322 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and six months ended June 30, 2023 and 2022:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by the sister of Mr. Guolin Tao since February 3, 2021.

Related party transaction

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sundry income
Zhongchuang Boli	2,043	-	4,086	-

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	June 30, 2023	December 31, 2022
Amount due to a director
- Mr. Guolin Tao	$3,496	$167,936

Other payables
- Zhongchuang Boli	$3,902	-

The amount due to director as of June 30, 2023 and December 31, 2022 are unsecured, non-interest bearing and repayable on demand. As at December 31, 2022, the carrying amount included expenses paid on behalf of Mr. Guolin of US$3,276.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Account receivables	$421,736	$234,978
Less: Allowance for doubtful accounts	-	-
	$421,736	$234,978

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deposits and other receivables	$27,730	$15,948
Prepayments	30,322	57,121
	$58,052	$73,069

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Other payables	$53,934	$60,047
Salary payable	104,012	62,830
Accrued audit fees	-	145,000
Value-added tax and other taxes payables	39,511	30,838
Other accrued expenses	-	71,012
	$197,457	$369,727

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of June 30, 2023 and December 31, 2022, are also considered under restriction for distribution.

No additional statutory reserves is recorded in June 30, 2023 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

(a)	The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Tax jurisdictions from:
- Local	$(128,860)	$(138,753)	$(218,881)	$(253,156)
- Foreign, representing:
HK	(145,771)	8,651	(197,009)	(19,913)
PRC	1,420,943	576,033	2,285,932	1,389,464

Income before income taxes	$1,146,312	$445,931	$1,870,042	$1,116,395

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of June 30, 2023 and 2022, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and six months ended June 30, 2023 and 2022. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $275,729 (HK$2,000,000) for the three and six months ended June 30, 2023 and 2022 and subject to a waiver of 100% of the profits tax under a cap of $1,379 (HK$10,000) for the three and six months ended June 30, 2023 and 2022, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at June 30, 2023 and December 31, 2022 were $2,150,194 and $1,882,886, respectively. At June 30, 2023 and December 31, 2022, the Company recognized deferred tax liabilities of $215,020 and $188,289, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Current tax:
China	$358,019	$131,409	$573,420	$335,479

Deferred tax
Hong Kong	98,081	48,672	173,751	123,893
China	(235)	-	967	-
Total	$455,865	$180,081	$748,138	$459,372

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income before income tax	1,146,312	445,931	$1,870,042	$1,116,395
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	240,727	93,645	392,709	234,443
Reconciling items:
Non-deductible expenses	53,659	28,736	90,827	58,186
Rate differential in different tax jurisdictions	63,398	22,653	100,303	56,475
Deferred tax provided on dividends withholding tax of PRC subsidiaries	98,081	48,672	173,751	123,893
Over-provision in prior year	-	(13,625)	(9,452)	(13,625)
Income tax expense	455,865	180,081	$748,138	$459,372

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022 are presented below:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Accelerated depreciation	$2,460	$3,558
Deductible temporarily difference arising from other payable	11,921	12,535
Less: Net off with deferred tax liabilities for financial reporting purposes	(14,381)	(16,093)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$215,020	$188,289
Less: Net off with deferred tax assets for financial reporting purposes	(14,381)	(16,093)
Net total deferred tax liabilities	$200,639	$172,196

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,757 (RMB32,951) per month.

Operating lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating lease cost – straight line	14,098	14,946	28,545	30,519
Total lease expense	$14,098	$14,946	$28,545	$30,519

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023:

Operating leases

Remainder of 2023	$27,257
2024	27,257
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	54,514
Less: imputed interest	(1,203)
Present value of lease liabilities	$53,311

Lease term and discount rate

June 30, 2023
Weighted-average remaining lease term - year	1.0
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the three and six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,
	2023	2022
Operating cash outflows from operating lease	$28,545	$30,519

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2023 and December 31, 2022.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
Customer A	$1,250,773	73%	$477,371	57%

	Six months ended June 30,
	2023		2022
Customer A	$2,063,279	72%	$846,530	41%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Customer A (note i)	$329,971	78%	$189,195	70%

For the three and six months ended June 30, 2023 and 2022, the Company derived services revenues of $440,732 and $685,213 for the three months ended June 30, 2023 and 2022, respectively; and $792,401 and $1,504,658 for the six months ended June 30, 2023 and 2022, respectively, through the APP platform managed by Xian CNT, represented 26%, 81%, 27% and 73% of our total revenue.

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Service vendor A	$-%	$138,434	32.5%

There was no service vendor that individually comprised 10% or more of accounts payable as of June 30, 2023 and December 31, 2022.

(b)	Credit risk

At June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2023 and 2022, $8,059,731 and $7,193,591 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the unaudited condensed consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions which would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

In early December 2022, China announced a nationwide loosening of its zero-covid policy, and most of the travel restrictions and quarantine requirements were lifted in December 2022. As a result, there were significant surges of COVID-19 cases in many cities in China from December 2022 to March 2023. However, based on the current situation, the Company does not expect a significant impact on the Company’s operations and financial results in the long run.

The Company achieved an operating revenue of $2,882,878 and $2,049,872 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of approximately 40.6% from the prior period. The increase was mainly contributed by our consultation services to a client engaged in live streaming business.

Overview

From 2007 to 2019, we were an inactive company looking for business opportunities, and did not have any active business activities. In May of 2019, our board of directors decided to embark on our new marketing consultancy services and e-commerce business in China. Our PRC subsidiary’s operations in China are the primary operations of the Company. While substantially all of our operations are located in China, we currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the key opinion leader (KOL) agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using CNPTTN’s name from January 30, 2022. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird until further notice. Jade Bird is an authorized licensee of CNPTTN. For the six months ended June 30, 2023 and 2022, the digital training related services with Jade Bird represented 0% and 13% of our total revenue, or $0 and $272,962, respectively. For the three months ended June 30, 2023 and 2022, the digital training related services with Jade Bird were nil.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

The following table represents our unaudited condensed consolidated statement of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$1,705,942	100%	$840,868	100%
Cost of revenues	(108,581)	(6)%	(113,332)	(13)%
Gross profit	1,597,361	94%	727,536	87%
Selling Expenses:	(5,279)	0%	(8,319)	(1)%
General and administrative expenses	(390,294)	(23)%	(331,385)	(39)%
Total other income (expenses), net	(55,476)	(3)%	58,099	7%
Income before income tax	1,146,312	67%	445,931	53%
Income tax expense	(455,865)	(27)%	(180,081)	(21)%
Net income	$690,447	40%	$265,850	32%

Revenue and cost of revenue

During the three months ended June 30, 2023, we generated revenue of $1,705,942, which represents an increase of $865,074 or 102.9% compared to the same period in the prior year. The increase was mainly contributed by our consultation services to a client engaged in live streaming business.

Cost of revenue for the three months ended June 30, 2023 was $108,581, which represented a slight decrease of $4,751 or 4.2% compared to the same period in the prior year.

As a result of the above, the gross profit was $1,597,361 for the three months ended June 30, 2023, which represented an increase of $869,825 or 119.6% as compared to the same period in the prior year. The increase in gross profit was primarily due to the increase in revenue as well as the decrease in cost of revenues, resulting in an increase in profit margin.

Selling expenses

During the three months ended June 30, 2023, we incurred $5,279 selling expenses, which represented a decrease of $3,040 or 36.5% as compared to the same period in the prior year. We maintained the selling expenses at a lower amount during the periods.

General and administrative expenses

During the three months ended June 30, 2023, we incurred $390,294 general and administrative expenses, which represented an increase of $58,909 or 17.8% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees. The increase in general and administrative expenses was primarily due to an increase in audit fees related to the filing of a registration document during the period. Additionally, certain staff costs that were previously classified as selling expenses were reclassified as general and administrative expenses to better reflect their nature.

Total other income (expenses), net

During the three months ended June 30, 2023, we incurred net other expense of $55,476, which represented a difference of $113,575 or 195.5% as compared to the same period in the prior year. The difference was primarily attributable to exchange losses of US$74,178, which arose from the translation of certain foreign currency-denominated assets in our subsidiaries. Our net other income (expenses) mainly consisted of bank interest income, exchange rate differences and sundry income.

Income tax expense

During the three months ended June 30, 2023, we incurred income tax expense of $455,865, which represented an increase of $275,784 or 153.1% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended June 30, 2023, our income tax expenses comprised of current tax expenses and deferred tax expenses of $358,019 and $97,846, respectively, compared to current tax expenses and deferred tax expenses of $131,409 and $48,672 for the three months ended June 30, 2022.

Net income

As a result of the above, we generated a net income of $690,447 and $265,850 for the three months ended June 30, 2023 and 2022, respectively.

Results of Operations for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

The following table represents our unaudited condensed consolidated statement of operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$2,882,878	100%	$2,049,872	100%
Cost of revenues	(223,135)	(8)%	(425,811)	(21)%
Gross profit	2,659,743	92%	1,624,061	79%
Selling Expenses:	(6,718)	0%	(24,914)	(1)%
General and administrative expenses	(813,796)	(28)%	(642,673)	(31)%
Total other income, net	30,813	1%	159,921	8%
Income before income tax	1,870,042	65%	1,116,395	54%
Income tax expense	(748,138)	(26)%	(459,372)	(22)%
Net income	$1,121,904	39%	$657,023	32%

Revenue and cost of revenue

During the six months ended June 30, 2023, we generated revenue of $2,882,878, which represents an increase of $833,006 or 40.6% compared to the same period in the prior year. The increase was mainly contributed by our consultation services to a client engaged in live streaming business.

Cost of revenue for the six months ended June 30, 2023 was $223,135, which represented a decrease of $202,676 or 47.6% compared to the same period in the prior year. The decrease in cost of revenue is mainly due to the absence of direct operating costs related to digital training services used in the current period. For the six months ended June 30, 2022, direct operating costs related to these services were $206,783.

As a result of the above, the gross profit was $2,659,743 for the six months ended June 30, 2023, which represented an increase of $1,035,682 or 63.8% as compared to the same period in the prior year. The increase in gross profit was primarily due to the increase in revenue, resulting in an increase in profit margin, and was further supported by the temporary suspension of digital training services that typically had lower profit margins.

Selling expenses

During the six months ended June 30, 2023, we incurred $6,718 selling expenses, which represented a decrease of $18,196 or 73.0% as compared to the same period in the prior year. The decrease of selling expenses was mainly due to the tightening of entertainment policies and no staff costs incurred in selling activities during the current period.

General and administrative expenses

During the six months ended June 30, 2023, we incurred $813,796 general and administrative expenses, which represented an increase of $171,123 or 26.6% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees. The increase in general and administrative expenses was primarily due to an increase in audit fees related to the filing of a registration document during the period. Additionally, certain staff costs that were previously classified as selling expenses were reclassified as general and administrative expenses to better reflect their nature.

Total other income, net

During the six months ended June 30, 2023, we recorded net other income of $30,813, which represented a decrease of $129,108 or 80.7% as compared to the same period in the prior year. The different was mainly due to certain sundry income generated in the prior year that did not recur in the current period, as well as exchange losses of US$53,630, which arose from the translation of certain foreign currency-denominated assets in our subsidiaries. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income.

Income tax expense

During the six months ended June 30, 2023, we incurred income tax expense of $748,138, which represented an increase of $288,766 or 62.9% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the six months ended June 30, 2023, our income tax expenses comprised of current tax expenses and deferred tax expenses of $573,420 and $174,718, respectively, compared to current tax expenses and deferred tax expenses of $335,479 and $123,893 for the six months ended June 30, 2022.

Net income

As a result of the above, we generated a net income of $1,121,904 and $657,023 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8,059,731	$7,193,591
Total current assets	8,539,519	7,501,638
Total assets	8,735,772	7,773,604
Total liabilities	822,489	889,404
Retained earnings	1,169,119	47,215
Total equity	7,913,283	6,884,200

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022
Net cash generated from operating activities	$1,119,539	$252,137
Cash flows used in investing activities	(1,877)	(8,381)
Cash flows used in financing activities	(164,441)	-
Effect of exchange rate changes on cash and cash equivalents	(87,081)	(255,625)
Cash and cash equivalents, beginning of period	7,193,591	7,649,129
Cash and cash equivalents, end of period	$8,059,731	$7,637,260

Cash generated from operating activities

Net cash generated from operating activities for the six months ended June 30, 2023 was $1,119,539, which represented an increase of $867,402 or 344% as compared to the same period in the prior year. The increase of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $1,121,904 for the six months ended June 30, 2023, as compared to $657,023 for the six months ended June 30, 2022. The increase of net income of $464,881 or 70.8% was primarily due to the increase in revenue during the current period.

No cash movement of trade payable was resulted for the six months ended June 30, 2023 because we suspended all digital training related services since March 22, 2022. For the six months ended June 30, 2022, cash outflow of trade payables of $113,645 was all related to the digital training related services.

Cash inflow of tax payables was $286,498 for the six months ended June 30, 2023, as compared to $125,057 for the same period in the prior year. The cash inflow of $286,498 for the six months ended June 30, 2023 was mainly due to the provision of current income tax $573,420, netting off with $286,922 income tax paid during the current period.

No cash movement of contract liabilities for the six months ended June 30, 2023 because we suspended the digital training related services since March 22, 2022. We do not have other contract require customer to pay the consideration before receiving the services. For the six months ended June 30, 2022, cash outflow of contract liabilities was $212,060 which solely resulted from the digital training related services.

Cash flows used in investing activities

Cash used in investing activity for the six months ended June 30, 2023 was $1,877 as compared to $8,381 used for the same period in the prior year. The cash used in investing activity was due to purchase of property, plant and equipment.

Cash flows used in financing activities

Cash used in financing activities for the six months ended June 30, 2023 was $164,441 due to repayment to a director for the amount advanced by a director. No such cash movement was resulted for the same period in the prior year.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of March 31, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	54,514	54,514	-	-	-
TOTAL	$54,514	54,514	-	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The interim condensed consolidated financial information as of June 30, 2023 and for the three and six months period ended June 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 29, 2023.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of June 30, 2023.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
3.1	Amended and Restated By-laws of Entrepreneur Universe Bright Group (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2023)
31.1*	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrepreneur Universe Bright Group

Date: August 11, 2023	By:	/s/ Guolin Tao
Guolin Tao

Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)