Form 10-Q
period 2023-09-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2023-11-13
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of registrant’s common stock outstanding as of November 9, 2023 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

On September 7, 2022, we dismissed CZD CPA and appointed Prager Metis CPAs, LLC (“PragerMetis”) as our independent auditor for the fiscal year end December 31, 2022. Our current auditors, PragerMetis, is located at Hackensack, New Jersey, and has been inspected by the PCAOB. We expect that this will satisfy the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the two-year deadline of the AHFCAA.

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

As of the date of this filing, our PRC subsidiary has distributed RMB64.5 million (approximately to $8.9 million) to its holding parent, our HK subsidiary. After deducting the withholding tax of approximately RMB6.4 million (approximately to $0.9 million) at a rate of 10% on the declared dividend, the net distribution amounts to RMB58.0 million (approximately to $8.0 million). However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this filing, other than the above stated RMB64.5 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. dollars except for number of shares)

	September 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,706,694	$7,193,591
Accounts receivable	643,424	234,978
Other receivables and prepayments	40,231	73,069
Total current assets	9,390,349	7,501,638

NON-CURRENT ASSETS
Plant and equipment, net	122,988	188,889
Operating lease right-of-use assets, net	39,999	83,077
Total non-current assets	162,987	271,966

TOTAL ASSETS	$9,553,336	$7,773,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$194,204	$369,727
Other payables and accrued liabilities – related party	1,940	-
Receipt in advance	-	1,710
Operating lease liabilities, current	39,999	54,705
Tax payables	379,933	94,758
Amount due to a director	3,498	167,936
Total current liabilities	619,574	688,836

NON-CURRENT LIABILITY
Deferred tax liabilities	302,205	172,196
Operating lease liabilities, non-current	-	28,372
Total non-current liabilities	302,205	200,568

TOTAL LIABILITIES	921,779	889,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2022: Nil) shares issued and outstanding as of September 30, 2023	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2022: 1,701,181,423) shares issued and outstanding as of September 30, 2023	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	1,910,289	47,215
Accumulated other comprehensive income	32,191	147,908
Total stockholders’ equity	8,631,557	6,884,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,553,336	$7,773,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue	$1,714,786	$801,784	$4,597,664	$2,851,656
Cost of revenue	(114,040)	(140,009)	(337,175)	(565,820)
Gross profit	1,600,746	661,775	4,260,489	2,285,836
Selling expenses	(9,277)	(10,043)	(15,995)	(34,957)
General and administrative expenses	(380,211)	(423,931)	(1,194,007)	(1,066,604)
Income from operations	1,211,258	227,801	3,050,487	1,184,275
Other income (expenses):
Interest income	3,068	10,522	21,568	33,489
Exchange loss	(2,936)	(135,842)	(56,566)	(107,920)
Sundry income	9,315	1,304	75,258	110,336
Total other income(expenses), net	9,447	(124,016)	40,260	35,905
Income before income tax	1,220,705	103,785	3,090,747	1,220,180
Income tax expense	(479,535)	(135,784)	(1,227,673)	(595,156)
Net income (loss)	$741,170	$(31,999)	$1,863,074	$625,024
Other comprehensive loss
Foreign currency translation adjustment	(22,896)	(128,843)	(115,717)	(365,759)
Total comprehensive income (loss)	$718,274	$(160,842)	$1,747,357	$259,265

Net income per share - Basic and diluted	$0.00 *	$0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and nine months ended September 30, 2022

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614

Net income	-	-	-	-	-	-	391,173	-	391,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,135)	(5,135)

Balance as of March 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$33,770	$424,805	$7,147,652

Net income	-	-	-	-	-	-	265,850	-	265,850
Foreign currency translation adjustment	-	-	-	-	-	-	-	(231,781)	(231,781

Balance as of June 30, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$299,620	$193,024	$7,181,721

Net loss	-	-	-	-	-	-	(31,999)	-	(31,999)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(128,843)	(128,843)

Balance as of September 30, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$267,621	$64,181	$7,020,879

Three and nine months ended September 30, 2023

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

Net income	-	-	-	-	-	-	431,457	-	431,457
Foreign currency translation adjustment	-	-	-	-	-	-	-	(15,494)	(15,494)

Balance as of March 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$478,672	$132,414	$7,300,163

Net income	-	-	-	-	-	-	690,447	-	690,447
Foreign currency translation adjustment	-	-	-	-	-	-	-	(77,327)	(77,327)

Balance as of June 30, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,169,119	$55,087	7,913,283

Net income	-	-	-	-	-	-	741,170	-	741,170
Foreign currency translation adjustment	-	-	-	-	-	-	-	(22,896)	(22,896)

Balance as of September 30, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,910,289	$32,191	$8,631,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In U.S. dollars)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,863,074	$625,024
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	59,558	62,516
Amortization of operating lease right-of-use assets	40,003	40,575
Deferred tax liabilities	129,523	(33,117)
Changes in operating assets and liabilities:
Other receivables and prepayments	30,257	11,128
Accounts receivable	(437,017)	(244,432)
Accounts payable	-	(111,527)
Other payables and accrued liabilities	(164,298)	(159,123)
Tax payables	301,211	106,699
Contract liabilities	-	(208,106)
Receipt in advance	(1,678)	(4,969)
Operating lease liabilities	(40,003)	(40,574)
Net cash generated from operating activities	1,780,630	44,094

Cash flows from investing activities
Purchase of property, plant and equipment	(1,849)	(9,746)
Loan receivables from an unrelated third party	-	(1,060,394)
Net cash used in investing activities	(1,849)	(1,070,140)

Cash flows used in financing activities
Repayment to a director	(164,439)	(3,490)
Net cash used in financing activities	(164,439)	(3,490)

Effect of exchange rates on cash	(101,239)	(289,162)

Net increase (decrease) in cash and cash equivalents	1,513,103	(1,318,698)
Cash and cash equivalents at beginning of period	7,193,591	7,649,129
Cash and cash equivalents at end of period	$8,706,694	$6,330,431

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$650,101	$369,878
Withholding tax paid	-	151,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Company achieved an operating revenue of $4,597,664 and $2,851,656 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately 61.2% from the prior period. The increase was mainly attributed to our consultation services in connection with a client engaged in live streaming business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 29, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2023, its interim condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company recognized no impairment of ROU assets as of September 30, 2023 and December 31, 2022.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the Company’s condensed consolidated balance sheets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments placed with banks or other financial institutions with an original maturity of three and nine months or less to be cash equivalents.

As of September 30, 2023, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,599 (as at December 31, 2022: $2,717), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and nine months ended September 30, 2023 and 2022.

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

The Company derived services revenues of $353,775 and $702,371 for the three months ended September 30, 2023 and 2022, respectively; and $1,146,176 and $2,207,029 for the nine months ended September 30, 2023 and 2022, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xian CNT”). The Company CEO, Mr. Tao, has significant influence over Xian CNT.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Consultancy services	1,714,786	699,257	4,591,688	2,211,307
Sourcing and marketing services	-	102,527	5,976	372,475
Digital training related services	-	-	-	267,874
	$1,714,786	$801,784	$4,597,664	$2,851,656

Revenue by recognition over time vs point in time

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue recognized at a point in time	1,714,786	801,784	4,597,664	2,851,656
Revenue recognized over time	-	-	-	-
	$1,714,786	$801,784	$4,597,664	$2,851,656

Revenue recorded on a gross vs net basis

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue recorded on a gross basis	1,714,786	699,257	4,591,688	2,479,181
Revenue recorded on a net basis	-	102,527	5,976	372,475
	$1,714,786	$801,784	$4,597,664	$2,851,656

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Balance at beginning of period	$-	$216,142
Service fees collected	-	220,183
Refunded	-	(149,992)
Service revenue earned	-	(262,799)
Exchange realignment	-	(23,534)
Balance at end of period	$-	$-

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, agency fees, and the related IT expenses, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $18,773 and $17,744 for the three months ended September 30, 2023 and 2022, respectively; and $64,921 and $47,963 for the nine months ended September 30, 2023 and 2022, respectively.

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

Nine months ended September 30, 2023
Balance sheet, except for equity accounts	RMB 7.2948 to US$1.00
Income statement and cash flows	RMB 7.0313 to US$1.00

Nine months ended September 30, 2022
Balance sheet, except for equity accounts	RMB 7.1160 to US$1.00
Income statement and cash flows	RMB 6.6013 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of September 30, 2023 and December 31, 2022, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022

Net income (loss)	$741,170		$(31,999)		$1,863,074		$625,024

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income (loss) for the three and nine months ended September 30, 2023 and 2022 and the weighted average number of ordinary shares outstanding.

For the three and nine months ended September 30, 2023 and 2022, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2023 and December 31, 2022 are summarized below:

	September 30, 2023	December 31, 2022
Motor vehicle	$349,154	$369,244
Office equipment	10,733	9,466
	359,887	378,710
Less: Accumulated depreciation	(236,899)	(189,821)
Plant and equipment, net	$122,988	$188,889

Depreciation expenses, classified as operating expenses, were $19,260 and $20,194 for the three months ended September 30, 2023 and 2022, respectively; and $59,558 and $62,516 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and nine months ended September 30, 2023 and 2022:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by the sister of the Company’s CEO, Mr. Guolin Tao, since February 3, 2021.

Related party transaction

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sundry income
Zhongchuang Boli	1,952	-	6,038	-

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	September 30, 2023	December 31, 2022
Amount due to a director
- Mr. Guolin Tao	$3,498	$167,936

Other payables
- Zhongchuang Boli	$1,940	-

The amount due to director as of September 30, 2023 and December 31, 2022 are unsecured, non-interest bearing and repayable on demand. As at December 31, 2022, the carrying amount included expenses paid on behalf of Mr. Guolin of US$3,276.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Account receivables	$643,424	$234,978
Less: Allowance for doubtful accounts	-	-
	$643,424	$234,978

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deposits and other receivables	$20,564	$15,948
Prepayments	19,667	57,121
	$40,231	$73,069

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Other payables	$53,216	$60,047
Salary payable	81,635	62,830
Accrued audit fees	-	145,000
Value-added tax and other taxes payables	54,327	30,838
Other accrued expenses	5,026	71,012
	$194,204	$369,727

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of September 30, 2023 and December 31, 2022, are also considered under restriction for distribution.

No additional statutory reserves is recorded in September 30, 2023 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of September 30, 2023 and 2022, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and nine months ended September 30, 2023 and 2022. The provision for Hong Kong Profits Tax is calculated at 8.25% on assessable profits up to $274,168 (HK$2,000,000) for the three and nine months ended September 30, 2023 and 2022 and subject to a waiver of 100% of the profits tax under a cap of $1,371 (HK$10,000) for the three and nine months ended September 30, 2023 and 2022, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at September 30, 2023 and December 31, 2022 were $3,171,412 and $1,882,886, respectively. At September 30, 2023 and December 31, 2022, the Company recognized deferred tax liabilities of $317,141 and $188,289, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Current tax:
China	$377,892	$127,727	$951,312	$463,206

Deferred tax
Hong Kong	102,318	8,641	276,069	133,454
China	(675)	(584)	292	(1,504)
Total	$479,535	$135,784	$1,227,673	$595,156

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income before income tax	1,220,705	103,785	$3,090,747	$1,220,180
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	256,348	21,795	649,057	256,238
Reconciling items:
Non-deductible expenses	40,408	75,971	131,235	134,157
Rate differential in different tax jurisdictions	60,013	28,203	160,316	84,678
Deferred tax provided on dividends withholding tax of PRC subsidiaries	102,318	9,561	276,069	133,454
Under(over)-provision in prior year	20,448	254	10,996	(13,371)
Income tax expense	479,535	135,784	$1,227,673	$595,156

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022 are presented below:

	September 30, 2023	December 31, 2022
Deferred tax assets:
Accelerated depreciation	$3,083	$3,558
Deductible temporarily difference arising from other payable	11,853	12,535
Less: Net off with deferred tax liabilities for financial reporting purposes	(14,936)	(16,093)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$317,141	$188,289
Less: Net off with deferred tax assets for financial reporting purposes	(14,936)	(16,093)
Net total deferred tax liabilities	$302,205	$172,196

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,686 (RMB32,951) per month.

Operating lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating lease cost – straight line	14,059	14,406	42,177	44,925
Total lease expense	$14,059	$14,406	$42,177	$44,925

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023:

Operating leases

Remainder of 2023	$13,551
2024	27,103
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	40,654
Less: imputed interest	(655)
Present value of lease liabilities	$39,999

Lease term and discount rate

September 30, 2023
Weighted-average remaining lease term - year	0.75
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,
	2023	2022
Operating cash outflows from operating lease	$42,177	$44,925

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2023 and December 31, 2022.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
Customer A	$1,364,218	80%	$437,679	55%

	Nine months ended September 30,
	2023		2022
Customer A	$3,427,497	75%	$1,284,209	45%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Customer A (note i)	$511,448	79%	$189,195	70%

For the three and nine months ended September 30, 2023 and 2022, the Company derived services revenues of $353,775 and $702,371 for the three months ended September 30, 2023 and 2022, respectively; and $1,146,176 and $2,207,029 for the nine months ended September 30, 2023 and 2022, respectively, through the APP platform managed by Xian CNT, represented 21%, 88%, 25% and 77% of our total revenue.

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Service vendor A	$-%	$135,223	24%

There was no service vendor that individually comprised 10% or more of accounts payable as of September 30, 2023 and December 31, 2022.

(b)	Credit risk

At September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2023 and December 31, 2022, $8,706,694 and $7,193,591 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

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

The Company achieved an operating revenue of $4,597,664 and $2,851,656 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately 61% from the prior period. The increase was mainly attributed to our consultation services in connection with a client engaged in live streaming business.

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

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the key opinion leader (KOL) agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using CNPTTN’s name from January 30, 2022. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird until further notice. Jade Bird is an authorized licensee of CNPTTN. For the nine months ended September 30, 2023 and 2022, the digital training related services with Jade Bird represented 0% and 9.4% of our total revenue, or $0 and $267,874, respectively. For the three months ended September 30, 2023 and 2022, no revenue was generated from the digital training related services with Jade Bird.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$1,714,7 86	100%	$801,784	100%
Cost of revenues	(114,040)	(7)%	(140,009)	(17)%
Gross profit	1,600,746	93%	661,775	83%
Selling Expenses:	(9,277)	(1)%	(10,043)	(1)%
General and administrative expenses	(380,211)	(22)%	(423,931)	(53)%
Total other income (expenses), net	9,447	1%	(124,016)	(15)%
Income before income tax	1,220,705	71%	103,785	13%
Income tax expense	(479,535)	(28)%	(135,784)	(17)%
Net income	$741,170	43%	$(31,999)	(4)%

Revenue and cost of revenue

During the three months ended September 30, 2023, we generated revenue of $1,714,786, which represents an increase of $913,002 or 113.9% compared to the same period in the prior year. The increase was mainly attributed to our consultation services in connection with a client engaged in live streaming business.

Cost of revenue for the three months ended September 30, 2023 was $114,040, which represented a slight decrease of $25,969 or 18.5% compared to the same period in the prior year.

Profit margin for the three months ended September 30, 2023 was 93.3%, which represents an increase of 10.5% compared to the same period in the prior year. By closely managing the number of employees, we were able to effectively control our labor costs. As a result, the cost of revenues, which primarily consisted of direct labor costs, did not increase in alignment with the revenue growth, resulting in an increase in profit margin.

As a result of the above, the gross profit was $1,600,746 for the three months ended September 30, 2023, which represented an increase of $938,971 or 141.9% as compared to the same period in the prior year.

Selling expenses

During the three months ended September 30, 2023, we incurred $9,277 selling expenses, which represented a slight decrease of $766 or 7.6% as compared to the same period in the prior year. We maintained the selling expenses at a lower amount during the periods.

General and administrative expenses

During the three months ended September 30, 2023, we incurred $380,211 general and administrative expenses, which represented a decrease of $43,720 or 10.3% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees. The decrease in general and administrative expenses was primarily due to reduced audit fees and professional fees incurred during the period. This reduction was primarily due to the absence of expenses related to the filing of a registration statement, which had been incurred in the same period of the prior year.

Total other income (expenses), net

During the three months ended September 30, 2023, we generated net other income of $9,447, which represented a difference of $133,463 or 107.6% as compared to the same period in the prior year. Our net other income (expenses) mainly consisted of bank interest income, exchange rate differences and sundry income. For the three months ended September 30, 2023 and 2022, the Company recognized exchange loss of $2,936 and $135,842, respectively. These losses mainly arose from the translation of certain foreign currency-denominated assets in our subsidiaries. The significant decrease in exchange loss compared to the prior year contributed to the difference in the overall other income (expenses) between the two periods.

Income tax expense

During the three months ended September 30, 2023, we incurred income tax expense of $479,535, which represented an increase of $343,751 or 253.2% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax accrued in connection with dividend distribution by PRC subsidiary.

For the three months ended September 30, 2023, our income tax expenses comprised of current tax expenses and deferred tax expenses of $377,892 and $101,643, respectively, compared to current tax expenses and deferred tax expenses of $127,727 and $8,057 for the three months ended September 30, 2022.

Net income (loss)

As a result of the above, we generated a net income of $741,170 and net loss of $31,999 for the three months ended September 30, 2023 and 2022, respectively.

Results of Operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$4,597,664	100%	$2,851,656	100%
Cost of revenues	(337,175)	(7)%	(565,820)	(20)%
Gross profit	4,260,489	93%	2,285,836	80%
Selling Expenses:	(15,995)	0%	(34,957)	(1)%
General and administrative expenses	(1,194,007)	(26)%	(1,066,604)	(37%
Total other income, net	40,260	1%	35,905	1%
Income before income tax	3,090,747	67%	1,220,180	43%
Income tax expense	(1,227,673)	(27)%	(595,156)	(21)%
Net income	$1,863,074	41%	$625,024	22%

Revenue and cost of revenue

During the nine months ended September 30, 2023, we generated revenue of $4,597,664, which represents an increase of $1,746,008 or 61.2% compared to the same period in the prior year. The increase was mainly attributed to our consultation services in connection with a client engaged in live streaming business.

Cost of revenue for the nine months ended September 30, 2023 was $337,175, which represented a decrease of $228,645 or 40.4% compared to the same period in the prior year. The decrease in cost of revenue is mainly due to the absence of direct operating costs related to digital training services used in the current period. For the nine months ended September 30, 2022, direct operating costs related to these services were $185,220.

Profit margin for the nine months ended September 30, 2023 was 92.7%, which represents an increase of 12.5% compared to the same period in the prior year. By closely managing the number of employees, we were able to effectively control our labor costs. As a result, the cost of revenues, which primarily consisted of direct labor costs, did not increase in alignment with the revenue growth, resulting in an increase in profit margin.

As a result of the above, the gross profit was $4,260,489 for the nine months ended September 30, 2023, which represented an increase of $1,974,653 or 86.4% as compared to the same period in the prior year.

Selling expenses

During the nine months ended September 30, 2023, we incurred $15,995 selling expenses, which represented a decrease of $18,962 or 54.2% as compared to the same period in the prior year. The decrease of selling expenses was mainly due to the tightening of entertainment policies and no staff costs incurred in selling activities during the current period.

General and administrative expenses

During the nine months ended September 30, 2023, we incurred $1,194,007 general and administrative expenses, which represented an increase of $127,403 or 11.9% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees. The increase in general and administrative expenses was primarily due to increase of salaries for certain of our management.

Total other income, net

During the nine months ended September 30, 2023, we recorded net other income of $40,260, which represented an increase of $4,355 or 12.1% as compared to the same period in the prior year. The different was mainly due to certain sundry income generated in the prior year that did not recur in the current period, as well as exchange losses of $56,566, which arose from the translation of certain foreign currency-denominated assets in our subsidiaries. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income.

Income tax expense

During the nine months ended September 30, 2023, we incurred income tax expense of $1,227,673, which represented an increase of $632,517 or 106.3% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the nine months ended September 30, 2023, our income tax expenses comprised of current tax expenses and deferred tax expenses of $951,312 and $276,361, respectively, compared to current tax expenses and deferred tax expenses of $463,206 and $131,950 for the nine months ended September 30, 2022.

Net income

As a result of the above, we generated a net income of $1,863,074 and $625,024 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$8,706,694	$7,193,591
Total current assets	9,390,349	7,501,638
Total assets	9,553,336	7,773,604
Total liabilities	921,779	889,404
Retained earnings	1,910,289	47,215
Total equity	8,631,557	6,884,200

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022
Net cash generated from operating activities	$1,780,630	$44,094
Cash flows used in investing activities	(1,849)	(1,070,140)
Cash flows used in financing activities	(164,439)	(3,490)
Effect of exchange rate changes on cash and cash equivalents	(101,239)	(289,162)
Cash and cash equivalents, beginning of period	7,193,591	7,649,129
Cash and cash equivalents, end of period	$8,706,694	$6,330,431

Cash generated from operating activities

Net cash generated from operating activities for the nine months ended September 30, 2023 was $1,780,630, which represented an increase of $1,736,536 or 39 times as compared to the same period in the prior year. The increase of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $1,863,074 for the nine months ended September 30, 2023, as compared to $625,024 for the nine months ended September 30, 2022. The increase of net income of $1,238,050 or 198.1% was primarily due to the increase in revenue during the current period.

No cash movement of trade payable was resulted for the nine months ended September 30, 2023 because we suspended all digital training related services since March 22, 2022. For the nine months ended September 30, 2022, cash outflow of trade payables of $111,527 was all related to the digital training related services.

Cash inflow of tax payables was $301,211 for the nine months ended September 30, 2023, as compared to $106,699 for the same period in the prior year. Our tax payables primarily consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. Therefore, cash inflow of $301,211 for the nine months ended September 30, 2023 was mainly align with our business growth in the third quarter of 2023 and a larger tax provision that had been accrued.

No cash movement of contract liabilities for the nine months ended September 30, 2023 because we suspended the digital training related services since March 22, 2022. We do not have other contract require customer to pay the consideration before receiving the services. For the nine months ended September 30, 2022, cash outflow of contract liabilities was $208,106 which solely resulted from the digital training related services.

Cash used in investing activities

Cash used in investing activity for the nine months ended September 30, 2023 was $1,849 as compared to $1,070,140 used for the same period in the prior year. The cash used in investing activities for the September 30, 2023 was due to purchase of property, plant and equipment, while the net cash used in investing activities for the nine months ended September 30, 2022 were mainly due to loan receivables of $1,060,394 provided to two unrelated parties.

Cash used in financing activities

Cash used in financing activities for the nine months ended September 30, 2023 was $164,439 as compared to $3,490 used for the same period in the prior year. The amount was due to repayment to a director for the amount advanced by a director.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of September 30, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	40,654	40,654	-	-	-
TOTAL	$40,654	40,654	-	$-	$-

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The interim condensed consolidated financial information as of September 30, 2023 and for the three and nine months period ended September 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 29, 2023.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of September 30, 2023.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Entrepreneur Universe Bright Group

Date: November 13, 2023	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)