Form 10-K
period 2023-12-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2024-03-28
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be fi led by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2023 was $105,163,948.

As of March 4, 2024, there were 1,701,181,423 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

Documents incorporated by reference: None.

i

NOTE

Entrepreneur Universe Bright Group, a Nevada corporation (“EUBG” or the “Company”), is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiaries in Hong Kong and in the People’s Republic of China (“PRC” or “China”). Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-K (“Annual Report”), the terms “we,” “us,” and “our” refer to EUBG and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiary” refers to Entrepreneurship World Technology Holding Group Company Limited, our wholly-owned subsidiary and a Hong Kong limited company, and “PRC subsidiary” refers to Xi’an Yunchuang Space Information Technology Co., Ltd., f/k/a Entrepreneurship World Consultants Limited, a wholly-foreign owned Chinese subsidiary of HK subsidiary. EUBG is a holding company for its operating subsidiaries.

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

To the extent you make any investment in our Company, it will be in EUBG, our holding company in Nevada, and not in our operating subsidiaries in Hong Kong or in China. Because substantially all of our operations are conducted in China through our PRC subsidiary, the PRC government may exercise significant oversight and discretion over the conduct of our business and may exert more supervision over our operations, which could have a material adverse effect on our operations and/or the value of the Company’s common stock. The PRC government could also significantly limit or completely hinder our ability to list and/or remain listed on a U.S. or other foreign exchange, and to offer future securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks associated with doing business in China - The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.”

There are significant legal and operational risks associated with being in and conducting a substantial portion of our operations in Chinese mainland. PRC laws and regulations governing our current business operations and corporate structure are sometimes vague and uncertain, and we face the risk that changes in the PRC laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented could have a significant impact upon the business we may be able to conduct in the PRC which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. Furthermore, these risks may significantly limit or completely hinder our ability to offer or continue to offer our securities to investors in the future. See “Risk Factors — Risks associated with doing business in China” for detailed discussions.

Recently, the PRC government has sought to exert more oversight and supervision over offerings that are conducted overseas and/or foreign investments in China based issuers. For example, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by China Securities Regulatory Commission (the “CSRC”), which regulate overseas securities offering and listing activities by China-based companies; the draft Regulations on Network Data Security Management (the “Draft Regulation”) issued by the Cyberspace Administration of China(“CAC”), which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security; the Revised Cybersecurity Review Measures, jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Item 1A. Risk Factors— Risks associated with doing business in China — The PRC government has the ability to exert substantial supervision over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.”

As of the date of this Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Draft Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to the registration of our shares of common stock with the Securities and Exchange Commission (“SEC”). However, it is still uncertain what existing or new laws or regulations will be modified or promulgated, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

As advised by our PRC legal counsel, we need to file with the CSRC after any completion of any subsequent securities offering in the overseas markets where our securities are currently listed on, and we need file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. As of the date of this Annual Report, nor have we, or our subsidiaries, applied for or received any denial for the registration of our shares of common stock with the SEC. However, The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and five supporting guidelines which became effective on March 31, 2023. Thus, we are required to file with the CSRC within three business days upon completion of any subsequent securities offering in the overseas markets where our securities are currently listed on. And we are required to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that no other permissions, approvals or filings are required, or (ii) if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals or finish other procedures to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver, then we may not be able to issue our shares. In addition, any uncertainties and/or negative publicity regarding such requirements could have a material adverse effect on the trading price of our securities.

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorized by Jade Bird to be its sole training related administrator for the key opinion leader (KOL) training courses and to coordinate the digital training related services to individual clients who were interested in becoming KOL by conducting live-broadcasting business through social media. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of the CNPTTN’s suspension, on March 22, 2022, our PRC subsidiary has also suspended its digital training related services with Jade Bird. As it is highly unlikely that such digital training services by the Company will resume in the foreseeable future, the Company has refunded all advance payments made by clients who were unable to receive such training-related services. If we were to resume KOL related training services in the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this Annual Report, there is no further notice from CNPTTN and the service is still being suspended. Other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do. If (i) we inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

Although we concluded that we and our subsidiaries are currently not required to obtain prior permission from any of the PRC central or local government and that we have not received any denial to list on the U.S. exchange or to conduct our business operations, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.  See “Risk Factors — Risks related to our business and industry - Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations” and “Risk Factors — Risks associated with doing business in China - The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The Chinese government may intervene in or influence our operations according to relevant laws, regulations or rules, which could result in a material change in our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; - Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation;” – The PRC legal system is evolving, and the resulting uncertainties could adversely affect us.”

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment for Cross-border Transfer of Data (the “Security Assessment measures”), which came into effect on September 1, 2022. The Security Assessment measures stipulates that data processors which provide data cross-border and have one of the following circumstances, should apply the security assessment to the national network information department through the provincial branches of network information department: (A) data processors to provide important data cross-border; (B) operators of critical information infrastructure and data processors handling personal information of more than 1 million people to provide personal information cross-border; (C) data processors which provide cross-border a cumulative total of 100,000 people’s personal information or 10,000 people’s sensitive personal information since January 1 of the previous year; (D) other situations requiring application for the security assessment regarding providing data cross-border as stipulated by the state Internet information department. As of the date of this Annual Report, the PRC subsidiary has not provided any important data or personal data to any offshore institutions or individuals, so the PRC subsidiary do not need to apply for a security assessment at this stage. However, if we need to provide data to offshore institutions or individuals in the future and fall into the situations which should apply for the security assessment, we might not pass the security assessment.

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

Further, on August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in Chinese mainland and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.”

v

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiary for its operations and the HK subsidiary is permitted to transfer cash as a loan and/or capital contribution to the PRC subsidiary for capital investment and company operations. For instance, the PRC subsidiary will use the cash for their daily business operations. However, under existing PRC regulations, any loans made to our PRC subsidiaries shall not exceed a statutory limit, and shall be filed with PRC State Administration of Foreign Exchange (“SAFE”) or its local bureau. Additionally, any capital contributions the HK subsidiary make to the PRC subsidiary shall be filed with the local commerce department. The PRC subsidiary is the main operating company to earn revenue. The HK subsidiary is also permitted under the laws of Hong Kong SAR to provide funding to EUBG through dividend distribution without restrictions on the amount of the funds. Current PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles, which differ from the generally accepted accounting principles in other jurisdictions. In addition, PRC laws also require a foreign-invested enterprise to set aside at least 10% of its after-tax profits, if any, to fund its statutory reserves, until the aggregate amount reaches 50% of its registered capital. In addition, a wholly foreign-owned enterprise may, at its discretion, allocate a portion of its after-tax profits based on PRC accounting principles to enterprise expansion funds, staff welfare, and bonus funds. Those reserve funds are not available for distribution as cash dividends. The PRC government’s control of foreign currency conversion may limit our foreign exchange transactions. Under existing PRC foreign exchange regulations, payments of current account items can be made in foreign currencies without prior approval from SAFE. However, approval from SAFE, or registration with SAFE or other appropriate departments is required where RMB shall be converted into foreign currency and be remitted out of the PRC. Failure to comply with the above regulations may result in liability under PRC laws for evasion of foreign exchange controls.

As of the date of this Annual Report, our PRC subsidiary has distributed $10.2 million (net of withholding tax at $1.1million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $10.2 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

The PRC government has significant oversight and discretion over the conduct of our business as the government deems appropriate to further regulatory, political and societal goals. To the extent that the cash and assets of our business are in our PRC subsidiary and/or Hong Kong subsidiary, such cash or assets may not be available to fund our operations or for other use outside of the PRC and/or Hong Kong due to the PRC government impose restrictions and limitations over our ability or our subsidiaries’ ability to transfer cash or assets. Any such influence on our business operations or action to exert more oversight and supervision over the cash or assets of our subsidiaries could adversely affect our business, financial condition and results of operations and the value of our common stock, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. See “Risk Factors — Risks associated with doing business in China - The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.”

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

We face various legal and operational risks and uncertainties related to being based in and having substantially all of our operations in China. The PRC government has significant oversight and discretion to exert certain influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, oversight on cybersecurity and data privacy, as well as the lack of PCAOB inspection on our auditors. Such risks could result in a material change in our operations and/or the value of the Company’s common stock or could significantly limit or completely hinder the Company’s ability to offer or continue to offer Stocks and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Associated with doing business in China — “The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; — The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us; — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore, the Company’s susceptibility to such laws is unknown.”

The PRC government has significant oversight and discretion over the conduct of our business as the government deems appropriate to further regulatory, political and societal goals. See “Risk Factors — Risks associated with doing business in China — The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us.” The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently sought to exert more oversight and supervision over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.  See “Risk Factors — Risks Associated with doing business in China — The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; — The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us.”

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022. As it is highly unlikely that such digital training services by the Company will be resumed in the foreseeable future, the Company has refunded all advance payments made by clients who were unable to receive such training-related services. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this Annual Report, there is no further notice from CNPTTN and the service is still being suspended. Other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do. If (i) we inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

Although we concluded we and our subsidiaries are currently not required to obtain prior permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange or to conduct our business operation, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless. See “Risk Factors — Risks related to our business and industry - Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations” and “Risk Factors — Risks associated with doing business in China - The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; - Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation;” – The PRC legal system continues to rapidly evolve, and there are uncertainties with respect to the interpretation and implementation of PRC laws, rules and regulations.”

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

As of the date of this Annual Report, our PRC subsidiary has distributed $10.2 million (net of withholding tax at $1.1 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to the other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $10.2 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Summary of Risk Factors – Risks Related to Doing Business in the PRC” and “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes. As of December 31, 2023 and December 31, 2022, total undistributed profits of the Company’s PRC subsidiary were $2,002,008 and $1,882,886, respectively. We have recognized deferred tax liabilities of $200,201 and $188,289, respectively, in respect of the undistributed profits. For more details, please refer to consolidated financial statements and related notes included elsewhere in this Annual Report.

The PRC government has significant oversight and discretion over the conduct of our business as the government deems appropriate to further regulatory, political and societal goals. To the extent that the cash and assets of our business are in our PRC subsidiary and/or Hong Kong subsidiary, such cash or assets may not be available to fund our operations or for other use outside of the PRC and/or Hong Kong due to the PRC government impose restrictions and limitations over our ability or our subsidiaries’ ability to transfer cash or assets. Any such influence on our business operations or action to exert more oversight and supervision over the cash or assets of our subsidiaries could adversely affect our business, financial condition and results of operations and the value of our common stock, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.  See “Risk Factors — Risks associated with doing business in China – The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.”

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

On December 16, 2021, Public Company Accounting Oversight Board (PCAOB) issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in Chinese mainland and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to Chinese mainland Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to Inspect and investigate registered public accounting firms headquartered in Chinese mainland and Hong Kong. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, uncertainties exist with respect to the implementation of these provisions and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. audit report included in this registration statement for the year ended December 31, 2021 was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. In addition, under the HFCAA (as amended by the Consolidated Appropriation Act, 2023), our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in the Company’s common stock being delisted. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was enacted under the Consolidated Appropriations Act, 2023, as further described below.

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

Summary of Risk Factors

Investing in the common stock of EUBG involves significant risks. You should carefully consider all of the information in this Annual Report before making an investment in the Company’s common stock. Below please find a summary of the principal risks we face, organized under relevant headings. Importantly, this summary does not address all of the risks that we face. These risks are discussed more fully in the section titled “Risk Factors” beginning on page 37 of this Annual Report.

Risks Related to Our Business and Industry

●	We have a limited operating history and are subject to the risks encountered by development-stage companies. See “Risk Factors — Risks Related to Our Business and Industry — We have a limited operating history and are subject to the risks encountered by development-stage companies.”

●	Our historical financial results may not be indicative of our future performance. See “Risk Factors — Risks Related to Our Business and Industry — Our historical financial results may not be indicative of our future performance.

●	If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.”

●	We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results. See “Risk Factors — Risks Related to Our Business and Industry — We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.”

●	Increasing competition within our industries could have an impact on our business prospects. See “Risk Factors — Risks Related to Our Business and Industry — Increasing competition within our industries could have an impact on our business prospects.”

●	Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations. See “Risk Factors — Risks Related to Our Business and Industry — Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations.”

●	If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.”

Risks Related to Doing Business in the PRC

●	The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock we are registering for sale, including potentially making those common stock worthless; The PRC government exerts substantial influence over the manner in which we must conduct our business activities. See “Risk Factors — Risks Associated with doing business in China — The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.”

●	The unexpected changes to PRC laws, rules and regulations could materially and adversely affect us. See “Risk Factors — Risks Associated with doing business in China — The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us.”

●	The PRC legal system is evolving, and the resulting uncertainties could adversely affect us. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us.”

●	A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition. See “Risk Factors — Risks Associated with doing business in China — The A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.”

●	We face risks related to health concerns arising from outbreaks of viruses or other illnesses, which may have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Associated with doing business in China — We face risks related to health concerns arising from outbreaks of viruses or other illnesses, which may have a material adverse effect on our business, financial condition and results of operations.”

●	Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC. See “Risk Factors — Risks Associated with doing business in China — Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.”

●	Changes in the political or economic climate in the PRC may impair our ability to operate profitably, if at all. See “Risk Factors — Risks Associated with doing business in China — Because our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all.”

●	Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations. See “Risk Factors — Risks Associated with doing business in China — Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.”

●	Prior court decisions under the civil law system have limited precedential value. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore our susceptibility to such laws is unknown.

●	PRC laws prohibits or restricts companies belonging to foreign countries from operating some certain businesses. See “Risk Factors — Risks Associated with doing business in China — PRC laws prohibits or restricts companies belonging to foreign countries from operating some certain businesses.”

●	We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws. See “Risk Factors — Risks Associated with doing business in China — We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.”

●	We may be liable for improper collection, use or appropriation of personal information provided by our customers. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees.”

●	We may be subject to various internet-related laws to which uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation. See “Risk Factors — Risks Associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

●	Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.”

●	Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement.”

●	PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably. See “Risk Factors — Risks Associated with doing business in China — PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.”

●	Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company. See “Risk Factors — Risks Associated with doing business in China — Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company.”

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income. See “Risk Factors — Risks Associated with doing business in China — Under the PRC Enterprise Income Tax Law, or the EIT Law, our PRC subsidiary may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.”

●	Uncertainties under the EIT Law relating to the withholding tax liabilities may of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. See “Risk Factors — Risks Associated with doing business in China — There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.”

●	Restrictions placed on offshore holding companies and currency exchange may limit our ability to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business. See “Risk Factors — Risks Associated with doing business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

●	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment. See “Risk Factors — Risks Associated with doing business in China — Government control in currency conversion may adversely affect our financial condition, our ability to remit dividends, and the value of your investment.”

●	If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation. See “Risk Factors — Risks Associated with doing business in China — If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.”

●	The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.. See “Risk Factors — Risks Associated with doing business in China — The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.”

Risks Related to PRC laws and regulations with respect to foreign exchange

●	Increases in labor costs in the PRC may adversely affect our business and our profitability. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Increases in labor costs in the PRC may adversely affect our business and our profitability.”

●	We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition.”

●	The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company.”

●	Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities.”

●	Future inflation in China may inhibit our ability to conduct business in China. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Future inflation in China may inhibit our ability to conduct business in China.”

●	Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon.”

●	You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report based on foreign laws. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report based on foreign laws.”

●	Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock.”

Risks Related to the Market for the Company’s Common Stock

●	Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval.”

●	An active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Since the Company’s common stock is traded on the OTC Pink Sheets, an active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile.”

●	We may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The Company’s Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock.”

●	There is a limited public market for the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited public market for the Company’s common stock.”

●	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.”

●	There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.”

●	The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors.

●	Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell.”

●	We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell.”

●	Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

●	We currently do not have an audit or compensation committee. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock – We currently do not have an audit or compensation committee.”

●	We are subject to compliance with Security laws exposure. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock – We are subject to compliance with Security laws exposure.”

●	There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.

●	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.”

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors.”

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

Current investments in Chinese companies, which are governed by the Foreign Investment Law, and the dividends and distributions from our PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China are subject to restrictions. The principal regulations governing the distribution of dividends paid by wholly foreign-owned enterprises (“WFOEs”) include the Company Law of PRC, and the Foreign Investment Law. According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. Under these regulations, our PRC subsidiary in China may pay dividends only out of its accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary in China is required to set aside at least 10% of its after-tax profits based on PRC accounting standards each year to its general reserves until its cumulative total reserve funds reach 50% of its registered capital. These reserve funds, however, may not be distributed as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. In contrast, there is presently no foreign exchange control or restrictions on capital flows into and out of Hong Kong. Hence, our Hong Kong subsidiary is able to transfer cash without any limitation to the United States under normal circumstances.

Renminbi, or RMB, is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use their potential future RMB revenues to pay dividends to us. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of our PRC subsidiary to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends and trade- and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our PRC subsidiary. Currently, our PRC subsidiary may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (SAFE) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The PRC government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See the risk factors discussed in the “Risk Factors” section of this Annual Report for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

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

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Chinese mainland and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary.

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

As of the date of this Annual Report, our PRC subsidiary distributed $10.2 million (net of withholding tax at $1.1 million charged at a rate of 10% of the declared dividend) to its holding parent, the HK subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends from our PRC subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends from our Hong Kong subsidiary to its US parent holding company. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfer to the other. We intend to keep any future earnings to finance the expansion of our business to our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, and/or from EUBG to its shareholders. As of the date of this Annual Report, other than the above stated $10.2 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operation costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among our EUBG, our Nevada holding company and its subsidiaries, either the HK subsidiary or the PRC subsidiary. For more details for the withholding tax paid, see our audited consolidated financial statements for the year ended December 31, 2023 and 2022.

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

Our integrated service platform focuses on strategic marketing and consulting, which include digital marketing consulting and KOL Training Related Services. However, since March 22, 2022, our KOL Training Related Services has been suspended due to suspension of such services by our partner, Jade Bird. The establishment of our platform is to serve the digital marketing strategy needs of the start-up business companies and small-size companies. Our PRC subsidiary offers our digital marketing on e-commerce solution plan to these companies in order for them to provide products to their customers. Our mission is to help start-up companies and small-size companies and guide these companies’ founders in utilizing our digital marketing consulting plan to reach their business goals. Our marketing consultation on e-commerce solution plan aim to bring online traffic and attention from the markets for our customers to conduct their e-commerce and build their brands. Our customers are mainly private companies which need digital marketing services for branding or engaging in e-commerce. Our KOL Training Related Services aims to help our customers become a certified livestream sales talents as the market demand for livestream salespersons continues to grow with the changing retail and E-Commerce environment and the arrival of 5G era.

As of December 31, 2023, we had 24 full-time employees. Full-time positions include CEO, CFO, President, V.P., Product Department, Sales Department, Customers Services Department, Administrative staffs, and Financial department. We anticipate adding approximately five additional employees in 2024 to our Customer Services Department and Sales and Marketing Department.

Except for the seven (7) trademarks owned by the PRC subsidiary, we do not own or control any intellectual property rights, such as patents, franchise or concessions, except the trademarks owned by the PRC Subsidiary.

We do not need any government approvals of principal services.

Our main service is marketing consultancy, which includes digital marketing consulting and KOL (Key Opinion Leaders) Training Related Services. Our KOL Training Related Services have been suspended since March 22, 2022.

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

Currently, our PRC subsidiary provides substantially all of our marketing consulting services in conjunction with an e-commerce mobile application (“APP”) namely “Chuangyetianxia”. Chuangyetianxia is developed by our related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”), a limited liability company established in the Peoples’ Republic of China (“PRC” or “China”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described below in the Transactions with Related Parties). Chuangyetianxia is an APP platform (“Platform”) which offers a range of capabilities that connects sellers with buyers, for example wholesale companies and the end customers. It offers users an interface to the supplier’s services/product catalogues.

Through our PRC subsidiary’s prior working relationship with Xi’an CNT and our extensive experience with the Platform, we are able to provide our customers with customized service and seamless integration of our customers’ APP to the Platform and assisting them in achieving a specific business objective (e.g. facilitating product sales, course enrollments, private car sales and delivery, and enhancing livestream performers’ performance and profitability). We are entitled to a fixed rate on revenue generated by our client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

In addition, our PRC subsidiary also provides agency-based sourcing and marketing services to connect marketplace operators and merchants. Agency-based sourcing services represents product procurement on behalf of the Platform. We recognize revenues from agency-based sourcing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants.

For the years ended December 31, 2023 and 2022, we derived services revenues of $6,154,427 and $3,233,950, respectively, through the APP platform, represented 99% and 92% of our total revenue.

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

B. KOL (Key Opinion Leaders) Training Related Services

The core advantage of Influencer Marketing (Influencer Marketing) is the precise market positioning and exposure to tens of thousands of target audiences in a short period of time. The global influencer marketing market size has more than tripled since 2019. In 2024, the market was estimated to reach a record of 24 billion U.S. dollars (https://www.statista.com/statistics/1092819/global-influencer-market-size/). In China, influencer marketing was thriving. Industry forecasts showed that the country’s influencer marketing, or KOL marketing, would total at 98 billion yuan in 2021 with 44 percent year-over-year growth (https://www.statista.com/statistics/1307443/china-key-opinion-leader-market-size/). Enterprises choose to cooperate with the brand and have a level of follower influence. The influencer then introduces and recommends those companies products to their followers through creative video content on a social media platform on a professional platform.

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

However, on March 22, 2022, our PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice. CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, our PRC subsidiary has also suspended its digital training related services since March 22, 2022. As it is highly unlikely that such digital training services by the Company will be resumed in the foreseeable future, the Company has refunded all advance payments made by clients who were unable to receive such training-related services.

For the years ended December 31, 2023 and 2022, we generated Nil and $264,026, respectively, from the KOL Training Related Services, represented 0% and 7.5% of our total revenue.

Our Strategy

We, through our PRC subsidiary, has extensive experience with the “Chuangyetianxia” Platform that allow us to provide marketing consulting services to our customers leveraging the Platform to quickly increase customer traffic to our client’s products and services. We consider Xi’an CNT a related party as it is substantially controlled by Zhongchuang Boli (as described below in the Transactions with Related Parties).

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

Our Challenges with Having Operations in China

Entrepreneur Universe Bright Group is a Nevada holding company that conducts substantially all of its operations and business in China through its PRC subsidiary. Such structure involves unique risks to investors in the Company’s common stock. For a detailed description of the risk, see “Risk Factors”, including the risks described under the subsections headed “Risks Related to Our Business and Industry”, “Risks associated with doing business in China” and “Risks Related to the Market for the Company’s Common Stock”. In particular, as we are a China-based company incorporated in Nevada, we face various legal and operational risks and uncertainties related to being based in and having substantially all of our operations in China. The PRC government has significant oversight and discretion to exert certain influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of the Company’s common stock or could significantly limit or completely hinder our ability to offer or continue to offer the Company’s common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government also has significant oversight and discretion over the conduct of our business and our operations may be affected by evolving regulatory policies as a result. The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently sought to exert more oversight and supervision over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. These risks could result in a material change in our operations and the value of the Company’s common stock, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. You should pay special attention to the subsection headed “Risks associated with doing business in China” below.

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

Our operations for the year ended December 31, 2023 depends on one major customer

For the year ended December 31, 2023, the customer for our PRC subsidiary that constitutes a greater-than ten percent (10%) contribution to net revenues is Zhongchuang Boli Technology Holdings Co., Ltd (75%) who is a marketplace operator conducting both consultancy service and sourcing and marketing services with our PRC subsidiary.

For agency-based sourcing and marketing services, it represents product procurement on behalf of the customer. We recognized revenues from agency-based sourcing and marketing services at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the customer. The service agreement has been terminated in August 2023.

The customer is required to settle the service fees in accordance with the predetermined settlement period (e.g. monthly) in accordance with the service agreements.

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

Our services depend on our ability to retain our cooperation with Xi’an CNT

A significant portion of our PRC subsidiary’s revenues are generated from our PRC subsidiary’s marketing consulting services that relies on an e-commerce APP known as “Chuangyetianxia”. The APP is developed by our related company, Xi’an CNT which offers a range of capabilities that connects sellers with buyers, for example wholesale companies and the end customers. It offers users an interface to the supplier’s services/product catalogues.

Through our PRC subsidiary’s prior working relationship with Xi’an CNT and our extensive experience with the Platform, we are able to provide our customers with customized service and seamless integration of our customers’ APP to the Platform and assisting them in connecting with the Platform and assisting them in achieving a specific business objective (e.g. facilitating product sales, course enrollments, and enhancing livestream performers’ performance and profitability). We are entitled to a fixed rate on revenue generated by our client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

In addition, we, through our PRC subsidiary, also provide agency-based sourcing and marketing services to connect marketplace operators and merchants. Agency-based sourcing and marketing services represents product procurement on behalf of the Platform. We recognize revenues from agency-based sourcing and marketing at a fixed rate on the value of goods that are sourced and delivered to the ultimate customers by the merchants.

For the years ended December 31, 2023 and 2022, we derived services revenues of $6,154,427 and $3,233,950, respectively, through the APP platform, represented 99% and 92% of our total revenue. In case Xi’an CNT suspends the Platform, or the normal operation of the Platform is disrupted, or our customers are denied access to the Platform, our revenue will be significantly affected.

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

In addition, our PRC subsidiary is permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with the Accounting Standards for Business Enterprise as promulgated by the Ministry of Finance of the PRC, or the PRC GAAP. The aggregate distributable retained earnings for our PRC subsidiary as determined under the Accounting Standards for Business Enterprise were RMB14.6 million and RMB14.2 million as of December 31, 2023 and 2022, respectively. Pursuant to the laws and regulations applicable to China’s foreign investment enterprises, our subsidiary that is foreign investment enterprise in the PRC has to make appropriation from their after-tax profit, as determined under PRC GAAP, to reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The appropriation to the general reserve fund must be at least 10% of the after-tax profits calculated in accordance with PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of our subsidiary. As of the date of this Annual Report, our PRC subsidiary has contributed 50% of the registered capital to general reserve fund. Appropriation to the other two reserve funds are at our subsidiary’s discretion. Our PRC subsidiaries did not make any contributions to the enterprise expansion fund or the staff and bonus welfare fund during each period presented. The restricted amounts of our PRC subsidiary totaled RMB457,499 (US$65,911) as of December 31, 2023 and 2022, respectively. See “Governmental Regulation in relation to Company’s business - Regulations related to Dividend Distribution”.

As of the date of this Annual Return, our PRC subsidiary, distributed USD10.2 million (net of withhold tax at USD1.1 million charged at a rate of 10% of the declared dividend) to its holding parent Hong Kong subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends for our China subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends for our Hong Kong subsidiary to its US parent holding company.

Recent Regulatory Developments

Regulations on Overseas Listings

On July 6, 2021, the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law was jointly issued by the General Office of the Communist Party of China Central Committee and the General Office of the State Council, which stepped up scrutiny of overseas listings by companies and calls for strengthening cooperation in cross-border regulation, improving relevant laws and regulations on cyber security, cross-border data transmission and confidential information management, including the confidentiality requirement and file management related to the issuance and listing of securities overseas, enforcing the primary responsibility of the enterprises for information security of China-based overseas-listed companies and promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five supporting guidelines, which became effective on March 31, 2023. Pursuant to the Overseas Listing Trial Measures, PRC domestic companies that directly or indirectly offer or list their securities in an overseas market, which include (i) any PRC company limited by shares, and (ii) any offshore company that conducts its business operations primarily in China and contemplates to offer or list its securities in an overseas market based on its onshore equities, assets or similar interests, are required to file with the CSRC within three business days after its application for overseas listing is submitted. Furthermore, if any PRC company that has directly or indirectly listed securities in overseas markets conducts follow-on offering of securities in such overseas markets, it shall fulfill the filing procedures with and report relevant information to the CSRC, too. Failure to complete the filing under the Overseas Listing Trial Measures may subject a PRC domestic company to rectification ordered by the CSRC, warning, and fine of RMB1 million to RMB10 million. In addition, PRC domestic companies shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

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

Cybersecurity Measures

On December 28, 2021, the CAC and several other administrations jointly published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022 and replace the current Measures for Cybersecurity Review promulgated on April 13, 2020. The Measures for Cybersecurity Review (2021) specifies that the procurement of network products and services by operator of critical information infrastructure and the activities of data process carried out by Internet platform operator that raise or may raise “national security” concerns are subject to strict cyber security review by Cybersecurity Review Office established by the CAC. Before a critical information infrastructure operator purchases internet products and services, it should assess the potential risk of national security that may be caused by the use of such products and services. If such use of products and services may give raise to national security concerns, it should apply for a cyber security review by the Cybersecurity Review Office and a report of analysis of the potential effect on national security shall be submitted when the application is made. In addition, Internet platform operators that possess the personal data of over one million users must apply for a review by the Cybersecurity Review Office, if they plan to list their companies in foreign countries. The CAC may voluntarily conduct cyber security review if any network products and services and activities of data process affects or may affect national security. It may take approximately 70 business days in maximum for the general cybersecurity review upon the delivery of their applications, which may be subject to extensions for a special review. We will not be subject to cybersecurity review with the CAC under the Measures for Cybersecurity Review (2021), on the basis that (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Measures for Cybersecurity Review (2021); (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and (iii) neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure.

In addition, on November 14, 2021, the Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》 ) (the “Draft Regulation”) was proposed by the CAC for public comments until December 13, 2021. The Draft Regulation stipulates that data processors which process the personal information of at least one million users must apply for a cybersecurity review if they plan to list their companies in foreign countries, and the Draft Regulation further require the data processors that carry out the following activities to apply for cybersecurity review in accordance with the relevant laws and regulations: (i) the merger, reorganization or division of internet platform operators that have gathered a large number of data resources related to national security, economic development and public interests affects or may affect national security; (ii) the listing of the data processor in Hong Kong affects or may affect the national security; and (iii) other data processing activities that affect or may affect national security. Any failure to comply with such requirements may subject us to, among others, suspension of services, fines, revoking relevant business permits or business licenses and penalties. Since the Draft Regulation is in the process of being formulated, it remains unclear whether and how these draft rules will ultimately be adopted, interpreted and implemented.

As the Measures for Cybersecurity Review (2021) and the Draft Regulation are newly published, the exact scope of “critical information infrastructure operators” and “data processing operators” under the above regulations and the current regulatory regime remains unclear, and the PRC government authorities may have certain discretion in the interpretation and enforcement of these laws. Currently, the Measures for Cybersecurity Review (2021) and the Draft Regulation have not materially affected our business and operations, but in anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, our PRC subsidiary faces potential risks if we are deemed as a critical information infrastructure operator or data processing operator under the PRC cybersecurity laws and regulations. In such case, we must fulfill certain obligations as required under the PRC cybersecurity laws and regulations, including, among others, storing personal information and other important data collected and produced within the PRC territory as part of our operations in China (as we currently do in our operations), and we may be subject to lengthy cybersecurity review and other enhanced regulatory requirements when purchasing internet products and services or conducting data processing activities. We may face challenges in addressing such enhanced regulatory requirements and make necessary changes to our internal policies and practices in data privacy and cybersecurity matters. See “Risk Factors — Risks Related to Our Business and Industry —  Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees ” and “Risk Factors — Risks associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

As of the date of this filing of the Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the above regulations, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. As of the date of this Annual Report, recent regulatory actions by China’s government related to data security have not materially impacted our ability to conduct our business, accept foreign investments or list on a U.S. or other foreign exchanges.

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

In addition, in June 2018 the MOFCOM and the NDRC promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, which became effective on July 28, 2018 and was further updated on June 30, 2019, June 23, 2020 and December 27, 2021.

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

Regulations Related to Mobile Internet Applications Information Services

Mobile Internet applications and application stores are specifically regulated by the Administrative Provisions on Mobile Internet Applications Information Services, or the App Provisions, which were promulgated by the the CAC, on June 28, 2016, became effective on August 1, 2016. . On June 14, 2022, the CAC amended the foregoing App Provisions, which was implemented on August 1, 2022. Pursuant to the App Provisions, owners or operators of mobile apps that provide information services are required to be responsible for personal information protection, observe the principles of legality, appropriateness, necessity and good faith, and comply with the relevant provisions. Furthermore, Mobile Internet application providers shall not, for any reason, force users to consent topersonal information processing, or refuse users to use their basic functions and services on the ground that users refuse to provide unnecessary personal information.

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

Regulations Related to Online Transmission of Audio-Visual Programs

On April 13, 2005, the State Council promulgated the Certain Decisions on the Entry of the Non-state-owned Capital into the Cultural Industry. On July 6, 2005, five PRC governmental authorities, including the Ministry of Culture, or the MOC, the State Administration of Radio, Film and Television, or the SARFT (the predecessor of the National Radio and Television Administration, or NRTA), the General Administration of Press and Publication, or the GAPP, the National Development and Reform Commission and the MOFCOM, jointly adopted the Several Opinions on Canvassing Foreign Investment into the Cultural Sector. Under these provisions, non-state owned capital and foreign investors are prohibited from engaging in the business of distributing audio-visual programs through information networks.

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

On December 28, 2021, the CAC and several other administrations jointly published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022 and replace the Measures for Cybersecurity Review promulgated on April 13, 2020. The Measures for Cyber Security Review (2021) specifies that the procurement of network products and services by operator of critical information infrastructure and the activities of data process carried out by Internet platform operator that raise or may raise “national security” concerns are subject to strict cyber security review by Cybersecurity Review Office established by the CAC. Before critical information infrastructure operator purchases internet products and services, it should assess the potential risk of national security that may be caused by the use of such products and services. If such use of products and services may give raise to national security concerns, it should apply for a cybersecurity review by the Cybersecurity Review Office and a report of analysis of the potential effect on national security shall be submitted when the application is made. In addition, Internet platform operators that possess the personal data of over one million users must apply for a review by the Cybersecurity Review Office, if they plan to list their companies in foreign countries. The CAC may voluntarily conduct cyber security review if any network products and services and activities of data process affects or may affect national security. It may take approximately 70 business days in maximum for the general cybersecurity review upon the delivery of their applications, which may be subject to extensions for a special review.

As of the date of this Annual Report, our PRC subsidiary has not been informed by any PRC governmental authority of any requirement that it is subject to a cybersecurity review. As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot assure you that we would not be subject to such cybersecurity review requirement, and if so, that we would be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.

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

In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19, which was lastly amended in March, 2023. Pursuant to SAFE Circular 19, a foreign-invested enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). In addition, for the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capital on a discretionary basis. A foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business. Where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

In June 2016, SAFE promulgated the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, which was lastly amended in December, 2023. Pursuant to SAFE Circular 16, in addition to foreign currency capital, enterprises registered in China may also convert their foreign debts, as well as repatriated fund raised through overseas listing, from foreign currency to Renminbi on a discretional basis. SAFE Circular 16 also reiterates that the use of capital so converted shall follow “the principle of authenticity and self-use” within the business scope of the enterprise. According to SAFE Circular 16, the Renminbi funds so converted shall not be used for the purposes of, whether directly or indirectly, (i) paying expenditures beyond the business scope of the enterprises or prohibited by laws and regulations; (ii) making securities investment or other investments (except for financial products and structured deposits with risk rating not higher than Level 2); (iii) granting loans to non-affiliated enterprises, except as expressly permitted in the business license; and (iv) purchasing non-self-used residential properties (except for enterprises engaged in real estate development and leasing).

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

On October 23, 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or SAFE Circular 28, which was amended on 4, December, 2023. SAFE Circular 28 allows non-investment foreign-invested enterprises to make domestic equity investment with their capital funds in accordance with the law under the premise that such investment does not violate the existing special administrative measures (negative list) for foreign investment and the project invested in China is authentic and compliant. Pursuant to SAFE Circular 28, upon receiving the payment of consideration from a foreign investor for the equity transfer under foreign direct investment, the domestic transferor, with relevant registration certificates, can process the formalities for account opening, fund receipt, and foreign exchange settlement and use directly at the bank. The foreign investor’s deposit remitted from overseas or transferred from domestic accounts can be directly used for its lawful domestic capital contribution as well as domestic and overseas payment after the transaction is concluded.

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

Regulations Related to Foreign Exchange Registration of Offshore Investment by PRC Residents

In July 2014, SAFE issued the Circular of the State Administration of Foreign Exchange on Issues concerning Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or SAFE Circular 37 which has replaced the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (known as Circular 75). SAFE Circular 37 regulates foreign exchange matters in relation to the use of special purpose vehicles, or “SPVs,” by PRC residents or entities to seek offshore investment and financing or conduct round trip investment in China. Under SAFE Circular 37, an SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or entities for the purpose of seeking offshore financing or making offshore investment, using legitimate domestic or offshore assets or interests, while “round trip investment” refers to the direct investment in China by PRC residents or entities through SPVs, namely, establishing foreign-invested enterprises to obtain the ownership, control rights and management rights. Circular 37 requires that, before making contribution into an SPV, PRC residents or entities are required to complete foreign exchange registration with SAFE or its local branch.

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

By means of making loans, WFOE is subject to the relevant PRC laws and regulation relating to foreign debts. On January 8, 2003, the State Development Planning Commission, SAFE, and Ministry of Finance, or MOF, jointly promulgated the Circular on the Interim Provisions on the Management of Foreign Debts, or the Foreign Debts Provisions, which became effective on March 1, 2003, and was was amended in July, 2022. Pursuant to Foreign Debts Provisions, the total amount of foreign loans received by a foreign-invested company shall not exceed the difference between the total investment in projects as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company. In addition, on January 12, 2017, the People’s Bank of China, or PBOC, issued the Circular on Full-Coverage Macro-Prudent Management of Cross-Border Financing, or the PBOC Circular 9, which sets out the statutory upper limit on the foreign debts for PRC non-financial entities, including both foreign-invested companies and domestic-invested companies, and the macro-prudential adjustment parameter is 1. Pursuant to the PBOC Circular 9, the foreign debt upper limit for both foreign-invested companies and domestic-invested companies is calculated as twice the net asset of such companies. As to net assets, the companies shall take the net assets value stated in their latest audited financial statement. On March 11, 2020, the PBOC and SAFE promulgated the Circular of the People’s Bank of China and the State Administration of Foreign Exchange on Adjusting the Macro-prudential Regulation Parameter for Full-covered Cross-border Financing, which provides that based on the current macro economy and international balance of payments, the macro-prudential regulation parameter as set forth in the PBOC Circular 9 is updated from 1 to 1.25.

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

Pursuant to an Arrangement Between the Chinese mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Incomes, or the Double Tax Avoidance Arrangement, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. Based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or the SAT Circular 81, issued on February 20, 2009, by the SAT, however, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018, by the SAT and took effect on April 1, 2018, when determining the applicant’s status of the “beneficial owner” regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including without limitation, whether the applicant is obligated to pay more than 50% of his or her income in 12 months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. This circular further provides that applicants who intend to prove his or her status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

Tax on Indirect Transfer

On February 3, 2015, the SAT issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Circular 7, which was lastly amended on December 29, 2017. Pursuant to SAT Circular 7, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises, may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, inter alia, whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income is mainly derived from China; and whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure. According to SAT Circular 7, where the transferee fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. SAT Circular 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired on a public stock exchange. On October 17, 2017, the SAT issued the Circular on Issues of Tax Withholding regarding Non-PRC Resident Enterprise Income Tax, or SAT Circular 37, which further elaborates the relevant implemental rules regarding the calculation, reporting and payment obligations of the withholding tax by the non-resident enterprises. Nonetheless, there remain uncertainties as to the interpretation and application of SAT Circular 7. SAT Circular 7 may be determined by the tax authorities to be applicable to our offshore transactions or sale of our shares or those of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved.

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

Intellectual Property

As of December 31, 2023, our PRC subsidiary owns the following trademarks registered or acquired in the PRC:

No.	Name of trademarks in English	Name of trademarks in Original Language	Place of registration
1	FU	FU	PRC
2	Chui Da Xian	炊大仙	PRC
3	Wu Shui	兀水	PRC
4	Mei Fei Se Wu	眉飞色舞	PRC
5	Zhi Yao Ai Shang Ni	只要爱上你	PRC
6	Jin dao bo	金稻伯	PRC
7	Qin Ben Liang Li	亲本靓丽	PRC

Other than our above-mentioned trademarks that we own in China, we do not currently hold any other intellectual property rights. While we use reasonable efforts to protect our trade and business secrets, we cannot assure you that our employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties.

We have 7 trademarks registered in China, which bring value to our business because we are engaged in promoting them to brand names for certain products. As a start-up marketing consulting company, we have a strategy goal that we own certain brand names and trademarks which we can promote them in different industries and products. For example, for the trademark “Fu” – we intend to use it on certain medical and health sanitary industry, such as masks; for the trademark “Chui Da Xian” – we intend to use it on kitchen wares products; for the trademark “Wu Shui ” – we intend to use it on water cups and tea cups products; for the trademark “MeiFei Se Wu” – we intend to use it on female sanitary products; for the trademark “Zhi Yao Ai Shang Ni” – we intend to use it on jewelry products; for the trademark “Jin Dao Bo” – we intend to use it on Agriculture products, such as rice; for the trademark “Qin Ben Liang Li” – we intend to use it on Cosmetics products. We plan to enhance licensing these trademarks to our customers who intend to sell their products in these related industry, then we may not only provide our marketing consulting services to our customers, but also create the profit sharing when we successfully promote our customer’s products with our licensed brands.

Property

We lease 289.12 square meter office space in China at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road Xi’an, China. Our rent for the office space in Xi’an, China, is $55,861 per year, with a lease term of 3 years which terminates in July 2024. We believe that our current offices are suitable and adequate to operate our business at this time. We do not own any real property.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

Employees

As of December 31, 2023, we employed approximately 24 employees as follows, 4 in management, 8 in sales and customer services, 5 in finance department, and 7 in administration.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations. None of our employees are represented by a labor union.

Our employees are all in China and participate in the state pension plan organized by the Chinese municipal and provincial government. Our PRC subsidiary is required by PRC laws to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision.  If any of the following risks actually occur, our business, financial condition or results of operations could suffer.  In that case, the trading price of the Company’s common stock could decline, and you may lose all or part of your investment.  You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

Our future growth will depend substantially on our ability to address these and the other risks described in this Annual Report. If we do not successfully address these risks, our business would be significantly harmed.

Our historical financial results may not be indicative of our future performance.

Our business achieved rapid growth in 2023 primarily driven by the expansion of our consultation services in the live streaming industry. This growth was specifically attributed to our collaboration with a client engaged in the live streaming business. Our revenue was $6,238,926 and $3,507,590 for the years ended December 31, 2023 and 2022, respectively. Our net income was $2,282,359 and $404,618 for the years ended December 31, 2023 and 2022, respectively. However, our historical growth rate and the limited history of operation make it difficult to evaluate our future prospects. We may not be able to sustain our historically growth or may not be able to grow our business at all.

If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.

We have been in business since October 2019 as a consulting company. Our revenue for the year ended December 31, 2023 was $6,238,926 compared to $3,507,590 for the year ended December 31, 2022, representing an increase of $2,731,336 or 77.9% as compared with the prior year. The increase was primarily driven by the expansion of our consultation services in the live streaming industry. This growth was specifically attributed to our collaboration with a client engaged in the live streaming business. Our planned expansion will place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. Our KOL training program has been suspended since March 22, 2022, and we have been unable to provide such training for our trainees to become KOLs.

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

The laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorised by Jade Bird as its sole training related administrator of the training courses, limited to coordinate the digital training related services to individual clients who were interested in conducting live-broadcasting business through social medias. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022. As it is highly unlikely that such digital training services by the Company will be resumed in the foreseeable future, the Company has refunded all advance payments made by clients who were unable to receive such training-related services. In the future, laws and regulations and the CNPTTN may require our PRC Subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC Subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC Subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this Annual Report, there is no further notice from CNPTTN and the service is still being suspended.

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

Risks associated with doing business in China

The recent state government supervision onbusiness activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.

The PRC government has significant oversight and discretion over the conduct of our business as the government deems appropriate to further regulatory, political and societal goals. To the extent that the cash and assets in our business are in our PRC subsidiary and/or Hong Kong subsidiary, the funds or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets. Any such influence on our business operations or action to exert more oversight and supervision over the cash or assets of our subsidiaries could adversely affect our business, financial condition and results of operations and the value of our stock, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the marketing consulting industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the PRC government have sought to increase the government’s oversight and supervision over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, if taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer common stocks to our investors and could cause the value of the Company’s common stock to significantly decline or become worthless.

Recently, the PRC government announced that it would step up supervision of Chinese companies listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data.

Though the Company is a Nevada corporation, we through our PRC subsidiary, are headquartered and have operations in China. We currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is a risk that the PRC government may exert certain supervision over operations of companies with operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent announcements, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations can change from time to time. The PRC government may exert more supervision over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On February 17, 2023, the CSRC promulgated the Overseas Listing Trial Measures and five supporting guidelines, which became effective on March 31, 2023. Pursuant to the Overseas Listing Trial Measures, PRC domestic companies that directly or indirectly offer or list their securities in an overseas market, which include (i) any PRC company limited by shares, and (ii) any offshore company that conducts its business operations primarily in China and contemplates to offer or list its securities in an overseas market based on its onshore equities, assets or similar interests, are required to file with the CSRC within three business days after its application for overseas listing is submitted. Furthermore, if any PRC company that has directly or indirectly listed securities in overseas markets conducts follow-on offering of securities in such overseas markets, it shall fulfill the filing procedures with and report relevant information to the CSRC, too. Failure to complete the filing under the Overseas Listing Trial Measures may subject us to rectification ordered by the CSRC, warning, and fine of RMB1 million to RMB10 million. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

The Overseas Listing Trial Measures may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Overseas Listing Trial Measures on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer the Company’s common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause the Company’s common stock to significantly decline in value or become worthless.

The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us.

Our PRC subsidiary is incorporated under and governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are subject to change from time to time. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since PRC administrative and court authorities have a certain discretion within their scope of authority in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, if China adopts more stringent standards with respect to environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be relatively long in duration and result in substantial costs and diversion of our resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently sought to exert more oversight and supervision over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such influence on our business operations or action to exert more oversight and supervision over securities offerings and other capital markets activities could adversely affect our business, financial condition and results of operations and the value of our Stocks, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

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

As the legislation in China and the PRC legal system has continued to evolve rapidly over the past decades and the PRC government has made significant progress in promulgating laws and regulations related to economic affairs and matters, for example, such laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, many of these laws and regulations are relatively new and there is a limited volume of published decisions and enactments. In particular, there exist certain uncertainties surrounding the evolvement, interpretation and enforcement of regulatory requirements of cybersecurity, data security, privacy protection as well as anti-monopoly, and we may need to take certain corresponding measures to maintain our regulatory compliance, such as adjusting the relevant business or transactions and introducing compliance experts and talents, which may incur additional related costs and adverse impact on our business. As a result, the interpretations of many laws, regulations and rules are subject to change from time to time. Therefore, there are uncertainties involved in their implementation and interpretation, and it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection available to you and us. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

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

We face risks related to health concerns arising from outbreaks of viruses or other illnesses, which may have a material adverse effect on our business, financial condition and results of operations.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as COVID-19. Our business operations depend on China’s overall economy and demand for our services, which could be disrupted by health epidemics. However, there remains much uncertainty as to what impact could be and what extent the impact could have on our long-term business outlook as outbreaks of viruses or other illnesses could significantly decrease the demand for our services, which could lead to more disruptions to our operations and adversely affect our financial condition and results of operations.

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

The PRC government has been pursuing a number of economic reform policies for more than two decades, and the PRC economy has experienced significant growth in recent decades. Because of the nature of our business, our PRC subsidiary is dependent upon the PRC government pursuing policies that encourage private ownership of businesses. We cannot assure you that the existing policies will not be significantly altered, especially in the event of social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects have been and will be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, administration of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant administration over China’s economic growth through allocating resources, administrating payment of foreign currency-denominated obligations, setting monetary policy and providing differentiated treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past three decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products and adversely affect our competitive position. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental administration over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore our susceptibility to such laws is unknown.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to certain degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator certain discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and may change from time to time.

Any administrative and court proceedings in China may be relatively long in duration, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have certain discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business, financial condition and results of operations.

PRC laws prohibits or restricts companies belonging to foreign countries from operating some certain businesses.

According to PRC laws, some businesses are not allowed to be operated by the companies whose ownership is not a Chinese company. We are a US company registered in Nevada. Each company in our organization chart is a subsidiary. The legality and effectiveness of this control method are accorded with PRC laws and regulations. On October 26, 2022, China’s National Development and Reform Commission (NDRC) and the Ministry of Commerce (MOFCOM) issued the 2022 edition of the Catalogue of Encouraged Industries for Foreign Investment (“FI encouraged catalogue”). According to the FI encouraged catalogue, Article 8, Section 449, foreign investment on the business of consulting services is encouraged. However, we are uncertain that the laws will remain to allow foreign owned Chinese companies to engage in consultancy services business.

The PRC government has the ability to exert substantial supervision over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

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

On February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which took effect from March 31, 2023. Pursuant to the Overseas Listing Trial Measures, we are required to file with the CSRC within three business days upon completion of any subsequent securities offering in the overseas markets where our securities are currently listed on. Furthermore, if we intend to offer or list our securities in other overseas markets, we need to file with CSRC within three business days of submitting the application documents for the offering or listing. Failure to perform our filing obligations may result in penalties imposed on the PRC Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which came into effect on March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. However, the interpretation and implementation of the Revised Confidentiality Provisions remain substantially uncertain.

On November 14, 2021, the CAC released the Draft Regulation, which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security. Furthermore, on December 28, 2021, the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations jointly published the Revised Cybersecurity Review Measures, which became effective on February 15, 2022 and require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong.

Since the Draft Regulation is in the process of being formulated, it remains unclear whether and how these draft rules will ultimately be adopted, interpreted and implemented. Also, it remains unclear how the Revised Cybersecurity Review Measures will be interpreted and implemented. Therefore, it remains uncertain whether we will be required to obtain regulatory approvals from the CAC or any other PRC governmental authorities for offerings outside of Chinese mainland.

If the CSRC, CAC or other PRC governmental authorities later promulgate new rules or interpretations requiring that we obtain their prior approvals or finish other procedures for future offerings or listings outside of Chinese mainland or for foreign investments in our securities, we may be unable to obtain such approvals or finish such procedures in a timely manner, or at all. Any such circumstance could significantly or completely limit our ability to raise capital through securities offerings, hinder our ability to execute strategic plans in a timely manner or at all, and could cause the value of our securities to significantly decline.

We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.

According to PRC laws, if any advertisement issued by our PRC subsidiary infringes the rights and interests of a third party, our PRC subsidiary shall bear the liability for compensation, which may cause us financial loss.

Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The PRC government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. The application of the cybersecurity law in certain circumstances may change from time to time. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities.

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

As for the Draft Regulation issued by CAC recently, since the Draft Regulation is in the process of being formulated, it remains unclear whether and how these draft rules will ultimately be adopted, interpreted and implemented. We will continue to pay close attention to the legislative and regulatory developments in data security and comply with the latest regulatory requirements.

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

There are certain uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve certain uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

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

Under the EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to the Arrangement between Chinese mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, a withholding tax rate of 10% may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise for at least 12 consecutive months prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement and other applicable PRC laws.

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

The PRC government imposes administration on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our holding companies may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have.

Under existing PRC foreign exchange regulations, Renminbi cannot be freely converted into any foreign currency, and conversion and remittance of foreign currencies are subject to PRC foreign exchange regulations. It cannot be guaranteed that under a certain exchange rate, we will have sufficient foreign exchange to meet our foreign exchange requirements. Under the current PRC foreign exchange administration system, foreign exchange transactions under the current account conducted by us, including the payment of dividends, do not require advance approval from SAFE, but we are required to present documentary evidence of such transactions and conduct such transactions at designated foreign exchange banks within China that have the licenses to carry out foreign exchange business. Foreign exchange transactions under the capital account conducted by us, however, must be approved in advance by SAFE.

Under existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, we cannot assure you that these foreign exchange policies regarding payment of dividends in foreign currencies will continue in the future.

In fact, in light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fails to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange administration system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Company’s common stock. Our capital expenditure plans and our business, operating results and financial condition may be materially and adversely affected.

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

Under PRC laws, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities.

To ensure the use of our seals, our PRC subsidiary has established internal control procedures and rules for the use of these seals. If a seal is to be used, the responsible person will submit an application through our office automation system, and the application will be verified and approved by an authorized employee in accordance with our internal control procedures and rules. In addition, in order to maintain the physical security of the seals, we usually store them in a secure location that only authorized employees can access. Although we monitor these authorized employees, these procedures may not be sufficient to prevent all abuse or negligence. Our employees are at risk of abuse of authority. For example, any employee who acquires, abuses or misappropriates our seals or other controlling intangible assets for any reason, we may suffer from disruption of normal business operations, and we may have to take a company or legal action, this can cost a lot of time and money.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been significant. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to exert more oversight and supervision over credit and/or prices, or to take other actions, which might affect the market for our products and our company.

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

You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report based on foreign laws.

We, through our PRC subsidiary, conduct our business in China, and our assets are located in China. In addition, all of our senior executive officers are PRC nationals and they have lived in China for a significant portion of time. As a result, it may be difficult or impossible for you to bring an action against us or against our management named in this Annual Report in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise as it may be difficult for our shareholders to effect service of process upon us or those persons inside China. Furthermore, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Furthermore, as a matter of law or practicality, it is generally difficult to pursue shareholder claims including securities law class actions and fraud claims in China. For example, you may experience significant legal and practical obstacles to obtaining necessary information for shareholder investigations or litigations outside China or with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, so far no such cooperation has been established with the United States securities regulatory authorities. In addition, Article 177 of the PRC Securities Law which became effective in March 2020 promulgated that no overseas securities regulator is allowed to conduct investigation or evidence collection activities directly in the PRC. Therefore, without approval from the competent PRC securities regulators and relevant authorities, no organization or individual may provide documents and materials relating to the securities activities to overseas entities. While detailed interpretation of or implementation rules under Article 177 has yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock.

The PRC government imposes administrations on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We, through our PRC subsidiary, receive our revenue in Renminbi. Under our current corporate structure, our income is primarily derived from dividend payments from Entrepreneurship World Consultants, the EWC WFOE. Shortages in the availability of foreign currency may restrict the ability of EWC WFOE to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, conversion of Renminbi is permitted, without prior approval from the SAFE, for current account transactions, including profit distributions, interest payments and expenditures from trade-related transactions, as long as certain procedural requirements are complied with. However, any existing and future restrictions on currency exchange in China may limit our ability to convert cash derived from our operating activities into foreign currencies to fund expenditures denominated in foreign currencies. If the foreign exchange restrictions in China prevent us from obtaining U.S. dollars or other foreign currencies as required, our PRC subsidiary may not be able to pay dividends in U.S. dollars or other foreign currencies to our Shareholders.

Risks Related to the Market for the Company’s Common Stock

Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval.

Our CEO and majority shareholder, Mr. Guolin Tao, has beneficial ownership of 1,030,916,276 shares of common stock of the Company. These shares represent ownership of approximately 60.60% of the Company’s common stock as of March 4, 2024. Mr. Guolin Tao may be able to determine all matters requiring shareholder approval. For example, Mr. Guolin Tao may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited transaction proposals or offers for the Company’s common stock that you may believe are in your best interest as one of our shareholders.

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

The Company’s Articles of Incorporation authorizes the issuance of 1,800,000,000 shares of common stock. As of March 4, 2024, we have 1,701,181,423 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes.

We are a holding company and our operations are conducted substantially in China by our Hong Kong and China subsidiaries.  Our PRC subsidiary, the main operating entity of ours, has implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information to make sure its compliance with relevant PRC laws and regulations. The main internal policies and measures are as follows:

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

(iv)	our PRC subsidiary has formulated a cybersecurity contingency plan and will conduct training and safety drills every year in preparation for any emergency cybersecurity incidents; and

(v)	our PRC subsidiary has established data privacy policies to ensure that its collection of data is conducted in accordance with applicable laws and regulations and that the collection is for legitimate purposes as set out in its agreements.

In compliance with PRC laws and regulations with respect to data security in all material aspects, we have implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information as listed above.

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

Cybersecurity Governance

Our board of directors currently do not oversees our cybersecurity program, and have delegated the oversight to our PRC subsidiary which established its Information Security Committee headed by our CEO, Mr. Tao Guolin to be the head of the committee. The Information Security Committee will provide the board of directors occasional updates on the effectiveness of our cybersecurity program.

Item 2. Properties

We, through our PRC subsidiary, lease 289.12 square meter of office space in China located at Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China. Our rent for the office space in Xi’an, China, is $57,324 per year, with a lease term of 3 years, which terminates in July 2024. As of the date of this Annual Report, we intend to renew the lease.

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

Holders

As of March 4, 2024, we had 165 holders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Common and Preferred Stock

The Company’s authorized capital stock consists of 1,800,000,000 shares of common stock, par value $0.0001 per share, and 1,100,000 shares of preferred stock, par value $0.0001 per share. As of March 4, 2024, there were 1,701,181,423 shares of the Company’s common stock issued and outstanding and 0 shares of the Company’s preferred stock issued and outstanding.

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

Impact of COVID-19

In early January of 2020, a novel coronavirus (“COVID-19”) outbreak took place has spread rapidly to Asia and other parts of the world. The COVID-19 outbreak has resulted in widespread economic disruptions in China, as well as government measures by the PRC government to contain its transmissions.

Based on the current situation, COVID-19 is relatively stable in China. The Company does not expect a significant impact on the Company’s operations and financial results in the long run.

Overview

Prior to the Transaction on May 15, 2019, we were inactive from 2007 to 2019, and did not have any active business activities. In May of 2019, the new major shareholders rejuvenated marketing consultancy services and e-commerce business in China to the Company and its subsidiaries. EUBG is a holding company for its operating subsidiaries. Our PRC subsidiary’s operations in China are the primary operations of the Company. While substantially all of our operations are located in China, we currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the PRC government may exert certain supervision over operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On March 22, 2022, the PRC subsidiary learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the PRC subsidiary works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice CNPTTN has suspended all recruitment services using CNPTTN’s name from January 30, 2022. As a result of CNPTTN’s suspension, the PRC subsidiary has also suspended its digital training related services with Jade Bird from March 22, 2022. As it is highly unlikely that the service will be resumed, the Company had refunded all advance payments made by clients who were unable to receive the training-related services. For the years ended December 31, 2023 and 2022, the digital training related services with Jade Bird represented 0% and 7.5% of our total revenue, or $nil and $262,799 , respectively.

Comparison of Results of Operations of the Years ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations for the years ended December 31, 2023 and 2022:

	2023	2022
Revenue	$6,238,926	$3,507,590
Cost of revenue	(474,568)	(663,486)
Gross profit	5,764,358	2,844,104
Selling expenses	(25,659)	(40,165)
General and administrative expenses	(1,874,929)	(1,683,575)
Total other income (expenses), net	72,059	(14,311)
Income before income tax	3,935,829	1,106,053
Income tax expense	(1,653,470)	(701,435)
Net income	$2,282,359	$404,618

Revenue and cost of revenue

During the year ended December 31, 2023, we generated revenue of $6,238,926, which represents an increase of $2,731,336 or 77.9% as compared with last year. The increase was mainly attributed to our consultation services in connection with a client engaged in live streaming business.

Cost of revenue for the year ended December 31, 2023 was $474,568, which represented a decrease of $188,918 or 28.5% as compared with last year. The decrease in cost of revenue is mainly due to the absence of direct operating costs related to digital training services used in the current year. For the year ended December 31, 2022, direct operating costs related to these services were $167,759.

Profit margin for the year ended December 31, 2023 was 92.4%, which represents an increase of 11.3% as compared with last year. The increase in gross profit margin for the year ended December 31, 2023, was primarily due to effective labor cost management and the absence of direct operating costs related to digital training services used in the current year.

As a result of the above, the gross profit was $5,764,358 for the year ended December 31, 2023, which represented an increase of $2,920,254 or 102.7% as compared with last year.

Selling expenses

During the year ended December 31, 2023, we incurred $25,659 selling expenses, which represented a decrease of $14,506 or 36.1% as compared with last year. The decrease of selling expenses was mainly due to the tightening of entertainment policies and no staff costs incurred in selling activities during the current year.

General and administrative expenses

During the year ended December 31, 2023, we incurred $1,874,929 general and administrative expenses, which represented an increase of $191,354 or 11.4% as compared with last year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees. The increase in general and administrative expenses was primarily due to increase of audit fees and payroll expenses to cope with our business expansion.

Total other income (expense), net

During the year ended December 31, 2023, we recorded net other income of $72,059, which represented a difference of $86,370 or 6.03 times as compared with last year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The significant difference can be attributed to a decrease in exchange losses resulting from the translation of certain foreign currency-denominated assets in our subsidiaries. In the prior year, these exchange losses amounted to $175,810, whereas in the current year, they decreased to $24,857.

Income tax expense

During the year ended December 31, 2023, we incurred income tax expense of $1,653,470, which represented an increase of $952,035 or 135.7% as compared with last year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the year ended December 31, 2023, our income tax expenses comprised of current tax expenses and deferred tax expenses of $1,271,400 and $382,070, respectively, compared to current tax expenses and deferred tax expenses of $540,840 and $160,595 for the year ended December 31, 2022.

Net income

As a result of the above, we generated a net income of $2,282,359 and $404,618 for the year ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working Capital

	December 31,
	2023	2022
Cash and cash equivalents	$9,324,115	$7,193,591
Total current assets	10,027,903	7,501,638
Total assets	10,162,565	7,773,604
Total liabilities	1,031,362	889,404
Retained earnings	2,329,574	47,215
Total equity	9,131,203	6,884,200

Cash flow

The following table sets forth a summary of our cash flows for the years indicated:

	Years ended December 31,
	2023	2022
Net cash generated from (used in) operating activities	$2,325,122	$(138,894)
Net cash used in investing activities	(1,838)	(9,704)
Net cash used in financing activities	(164,436)	(3,492)
Effect of exchange rate changes on cash and cash equivalents	(28,324)	(303,448)
Cash and cash equivalents, beginning of year	7,193,591	7,649,129
Cash and cash equivalents, end of year	$9,324,115	$7,193,591

Cash generated from (used in) operating activities

Net cash generated from operating activities for the year ended December 31, 2023 was $2,325,122, which represented an increase of $2,464,016 or 17.7 times as compared with last year. The increase of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $2,282,359 for the year ended December 31, 2023, as compared to $404,618 for the year ended December 31, 2022. The increase of net income of $1,877,741 or 464.1% was primarily due to the increase in revenue during the current year.

No cash movement of trade payable was resulted for the year ended December 31, 2023 because we suspended all digital training related services since March 22, 2022. For the year ended December 31, 2022, cash outflow of trade payables of $109,414 was all related to the digital training related services.

Cash inflow of tax payables was $245,574 for the year ended December 31, 2023, as compared to $59,976 in the prior year. Our tax payables primarily consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. Therefore, cash inflow of $245,574 for the year ended December 31, 2023 was mainly align with our business growth in the fourth quarter of 2023 and a larger tax provision that had been accrued.

No cash movement of contract liabilities for the year ended December 31, 2023 because we suspended the digital training related services since March 22, 2022. We do not have other contract require customer to pay the consideration before receiving the services. For the year ended December 31, 2022, cash outflow of contract liabilities was $204,164 which solely resulted from the digital training related services.

Cash used in investing activities

Cash used in investing activity for the year ended December 31, 2023 was $1,838 as compared to $9,704 used in the prior year. The cash used in investing activities for the year ended December 31, 2023 and 2022 were due to purchase of property, plant and equipment. On September 29, 2022, the Company provided loans of $1,040,307 to two independent vendors of the Company’s consultancy business. As the loans were fully repaid on October 18, 2022, the net cash used in investing activities was not impacted.

Cash used in financing activities

Cash used in financing activities for the year ended December 31, 2023 was $164,436 as compared to $3,492 used in the prior year. The amount was due to repayment to a director for the amount advanced by a director.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of December 31, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	27,930	27,930	-	-	-
TOTAL	$27,930	27,930	-	-	$-

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers.

Name	Age	Position(s)
Guolin Tao	48	Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer (principal executive officer and principal financial officer)
Jianyong Li	41	Director
Lijun Yuan	59	Director

Set forth below is a brief description of the background and business experience of each of the Company’s current executive officers and directors.

GUOLIN TAO – Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

Mr. Tao has more than 20 years of professional experience in business consultation, operations, management and in the marketing industry. From 2015 to now, he has been the chairmen of two non-profit organizations: Qiming Public Welfare Foundation (1/2015 to 9/2020) and Gansu Guolin Welfare Foundation (9/2020 to present). Mr. Tao serves as CEO, CFO of Entrepreneur Universe Bright Group (EUBG) and also serves as the CFOs of the subsidiaries of EUBG in Hong Kong and China. He focuses his arears in digital marketing, brands marketing and consumer economics. He is the author of “The Power of Consuming”, “No Names”, and “Winning in the System”, which are the popular marketing books in China. Mr. Tao graduated from Beijing Institute of Technology with a BS degree, and was graduated from Beijing University of Posts and Telecommunications with MBA degree.

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

LIJUN YUAN – Director

Mr. Yuan is currently the CEO of Xi’an Yunchuang Space Information Technology Co., Ltd., the subsidiary of the Company in China. He worked for Jucheng Group which ranked first in the training industry in China, as Group Chief Operator. He worked as president for Shengshi Impact Education and Training Group, Shanghai Huiju International Education Group, Shengshang (Beijing) Holding Group Limited, and Beijing Shengshang Education&Tech Co. Ltd. in the past 10 years. He was awarded a Master’s degree of Business Administration from Xi’an Jiaotong University. Mr. Yuan was honored as 2016 Top Ten Innovators Award in Shaanxi Province, and 2020 Most Influential People of Chinese National Brand.

Term of Office

The Company’s Directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws. The Company’s officers are appointed by the Company’s board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

Mr. Guolin Tao is considered a significant employee. Mr. Guolin Tao has more than 20 years of professional experience in business consultation, operations, management and in the marketing industry. Mr. Guolin Tao serves as the CEO and CFO of the Company; serves as the CFO of the subsidiary in Hong Kong and designated as a senior consultant in China.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s named executive officers paid by us during the years ended December 31, 2023 and 2022.

		Annual Compensation			Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)

Guolin Tao, Chairman, CEO, and CFO(1)	2023	349,830	$-	-	-	-	349,830
	2022	239,636	-	3,471	-	-	243,107

(1)	Paid by the subsidiaries Entrepreneurship World Technology Holding Group Company Limited and Xian Yunchuang Space Information Technology Co., Limited in Hong Kong and China.

Employment Agreement

In accordance with company’s board resolution, Mr. Guolin Tao has been appointed as the CEO, CFO, and director of the Company. Furthermore, Mr. Guolin Tao hasentered into two employment agreements with Entrepreneurship World Technology Holding Group Co Ltd and Xi’an Yunchuang Space Information Technology Co. Ltd., respectively.

Per the employment agreement with Entrepreneurship World Technology Holding Group Co Ltd dated September 1, 2022, Mr. Guolin Tao has been appointed as the CFO for our HK subsidiary beginning on September 1, 2022, and ending on August 31, 2025. Mr. Tao receives a monthly salary of HKD 100,000.  He is also entitled to social insurance benefits as per the regulations of the state and local government, which include employee endowment, unemployment, major disease medical planning, among other social insurances. The agreement includes standard confidentiality clauses. Furthermore, the agreement allows for early termination under specific conditions detailed within, in addition to standard clauses for expiration or mutual consent by both parties.

Pursuant to the employment agreement with Xi’an Yunchuang Space Information Technology Co. Ltd. dated November 1, 2022, Mr. Guolin Tao has been designated as the senior consultant of our PRC subsidiary for a fixed period from November 1, 2022 to October 31, 2027 at a monthly salary of RMB 100,000. Mr. Tao will also be entitled to social insurance benefits as per state and local government regulations, which includes employee endowment, unemployment, major disease medical planning, and other social insurances. The agreement includes standard confidentiality clauses. The agreement allows for early termination under specific conditions outlined within, in addition to expiration or mutual consent by both parties..

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

Defined benefit or actuarial plan disclosure

As required by PRC laws, our PRC subsidiary contributes 10% of an individual employee’s monthly salary to pension insurance.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 4, 2024, the number of shares of the Company’s common stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Unless otherwise indicated, the business address of each of the Company’s directors and executive offices is Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China.

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

The following is the list of the related parties with which we had transactions in the past two years:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Described below are certain transactions or series of transactions between us and certain related persons.

Related party transaction

1.

On January 1, 2023, the PRC subsidiary entered into a trademark licensing agreement with Zhongchuang Boli, granting them the right to use the trademark in their business .

For the year ended December 31, 2023, we had recorded sundry income of $8,002 from the aforementioned trademark licensing agreement.

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

Item 14 . Principal Accountant Fees and Services.

For the year ended December 31, 2022 and 2023, the Company’s independent public accounting firm is Prager Metis CPAs, LLC (“PragerMetis”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by the Company’s Independent Registered Public Accounting Firm, for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit fees(1)	$345,000	$291,534
Audit related fees(2)	55,500	52,000
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$400,500	$343,534

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report on Form 10-K. For the year ended December 31, 2023 and 2022, the aggregate fees for PragerMetis related to audit services was $345,000 and $100,000. For the year ended December 31, 2023 and 2022, the aggregate fees for CZD related to audit services was $nil and $191,534.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” For the year ended December 31, 2023 and 2022, the aggregate audit-related fees for CZD related was $55,500 and $52,000

(3)	The Company’s auditors did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2023 and 2022.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2023 and 2022.

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

(b) Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation amending number of shares of Common Stock and Preferred Stock authorized for issue (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.3	Certificate of Withdrawal of Certificate of Designation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation for Name Change (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.5	Bylaws (Incorporated herein by reference to Exhibit 3.5 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.6	Amended and Restated By-laws of Entrepreneur Universe Bright Group (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on May 22, 2023)
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
10.1	Form of Customer Cooperation Agreement (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 10A Amendment No. 2 filed with the SEC on October 21, 2021)
10.2	Service Agreement, dated October 19, 2019, and Agreement on Dissolution of Contract, dated December 1, 2019, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.3	Drop Shipping Cooperation Agreement dated November 19, 2019 (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.4	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.5	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.6	Data Sharing Cooperation Agreement, dated October 28, 2019, and Termination Agreement, dated May 8, 2020, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.7	Loan Agreement, dated December 1, 2019, with Baiyin Wujin Gorge Culture Communication Co., Ltd. (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.8+	English translation of Employment Agreement between Xi’an Yunchuang Space Information Technology Co. Ltd. and Guolin Tao, dated November 1, 2022
10.9+	English translation of Employment Agreement between Entrepreneurship World Technology Holding Group Company Limited and Guolin Tao, dated September 1, 2022
21.1	Subsidiaries
31.1	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with the SEC.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2024	Entrepreneur Universe Bright Group

	By:	/s/ Guolin Tao
	Name:	Guolin Tao
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guolin Tao	Chief Executive Officer and Chief Financial Officer	March 28, 2024
Guolin Tao	(Principal Executive Officer and Principal Financial Officer)

/s/ Jianyong Li	Director	March 28, 2024
Jianyong Li

/s/ Lijun Yuan	Director	March 28, 2024
Lijun Yuan

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Entrepreneur Universe Bright Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entrepreneur Universe Bright Group (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, New Jersey
March 28, 2024
PCAOB ID Number 273

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(In U.S. dollars except for number of shares)

	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,324,115	$7,193,591
Accounts receivable	632,541	234,978
Other receivables and prepayments	71,247	73,069
Total current assets	10,027,903	7,501,638

NON-CURRENT ASSETS
Plant and equipment, net	107,014	188,889
Operating lease right-of-use assets, net	27,648	83,077
Total non-current assets	134,662	271,966

TOTAL ASSETS	$10,162,565	$7,773,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$478,326	$369,727
Receipt in advance	-	1,710
Operating lease liabilities, current	27,648	54,705
Tax payables	337,734	94,758
Amount due to a director	3,508	167,936
Total current liabilities	847,216	688,836

NON-CURRENT LIABILITY
Deferred tax liabilities	184,146	172,196
Operating lease liabilities, non-current	-	28,372
Total non-current liabilities	184,146	200,568

TOTAL LIABILITIES	1,031,362	889,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2022: Nil) shares issued and outstanding as of December 31, 2023	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2022: 1,701,181,423) shares issued and outstanding as of December 31, 2023	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	2,329,574	47,215
Accumulated other comprehensive income	112,552	147,908
Total stockholders’ equity	9,131,203	6,884,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,162,565	$7,773,604

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In U.S. dollars except for number of shares)

	2023	2022
Revenue	$6,238,926	$3,507,590
Cost of revenue	(474,568)	(663,486)
Gross profit	5,764,358	2,844,104
Selling expenses	(25,659)	(40,165)
General and administrative expenses	(1,874,929)	(1,683,575)
Income from operations	3,863,770	1,120,364
Other income (expenses):
Interest income	25,363	42,901
Exchange loss	(24,857)	(175,810)
Sundry income	71,553	118,598
Total other income (expenses), net	72,059	(14,311)
Income before income tax	3,935,829	1,106,053
Income tax expense	(1,653,470)	(701,435)
Net income	$2,282,359	$404,618
Other comprehensive loss
Foreign currency translation adjustment	(35,356)	(282,032)
Total comprehensive income	$2,247,003	$122,586

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In U.S. dollars except for number of shares)

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$(357,403)	$429,940	$6,761,614
Net income	-	-	-	-	-	-	404,618	-	404,618
Foreign currency translation adjustment	-	-	-	-	-	-	-	(282,032)	(282,032)

Balance as of December 31, 2022	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

Net income	-	-	-	-	-	-	2,282,359	-	2,282,359
Foreign currency translation adjustment	-	-	-	-	-	-	-	(35,356)	(35,356)

Balance as of December 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In U.S. dollars)

	2023	2022
Cash flows from operating activities
Net income	$2,282,359	$404,618
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	78,947	81,918
Amortization of operating lease right-of-use assets	53,347	53,403
Deferred tax liabilities	11,433	(152,190)
Changes in operating assets and liabilities:
Other receivables and prepayments	98	(20,252)
Accounts receivable	(403,856)	(176,709)
Accounts payable	-	(109,414)
Other payables and accrued liabilities	112,235	(19,555)
Tax payables	245,574	59,976
Contract liabilities	-	(204,164)
Receipt in advance	(1,668)	(3,122)
Operating lease liabilities	(53,347)	(53,403)
Net cash generated from (used in) operating activities	2,325,122	(138,894)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,838)	(9,704)
Loan receivables to unrelated third party	-	(1,040,307)
Repayments from unrelated parties	-	1,040,307
Net cash used in investing activities	(1,838)	(9,704)

Cash flows used in financing activities
Repayment to a director	(164,436)	(3,492)
Net cash used in financing activities	(164,436)	(3,492)

Effect of exchange rates on cash	(28,324)	(303,448)

Net increase (decrease) in cash and cash equivalents	2,130,524	(455,538)
Cash and cash equivalents at beginning of year	7,193,591	7,649,129
Cash and cash equivalents at end of year	$9,324,115	$7,193,591

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$1,025,825	$497,678
Withholding tax paid	$366,934	$312,092

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company’s name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

The Company, through its wholly owned subsidiaries, mainly engages in provision of digital marketing consultation services in Hong Kong and China.

Company name	Place/date of incorporation	Principal activities
1. Entrepreneurship World Technology Holding Group Company Limited	Hong Kong/May 15, 2019	Plan to provide consulting and promotional services

2. Xian Yunchuang Space Information Technology Co., Ltd.	The People’s Republic of China (“PRC”)/October 18, 2019	Provision of digital marketing consultation services

3. Xian Yunchuang Space Information Technology Co., Ltd, BaiYin Branch (Deregistered on June 30, 2023)	PRC/May 7, 2020	Provision of digital marketing consultation services

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

In early December 2022, China announced a nationwide loosening of its zero-covid policy, and most of the travel restrictions and quarantine requirements were lifted in December 2022. As a result, there were significant surges of COVID-19 cases in many cities in China from December 2022 to March 2023. However, since then, the COVID-19 situation has improved significantly in China. Based on the current situation, COVID-19 is relatively stable in China. The Company does not expect a significant impact on the Company’s operations and financial results in the long run.

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

Recently Adopted Accounting Standards

The Company believes that no recently issued accounting standards will have a material impact on its consolidated Financial statements, or apply to its operations.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company intends to apply the new guidance effective for the year ending December 31, 2024, as required. The Company is assessing the potential effects of the standard but has not yet completed its review of the impact of this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company intends to apply the new guidance effective for the year ending December 31, 2025, as required. The Company is currently evaluating the effect ASU 2023-09 may have on its consolidated financial statements and related disclosures.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operation and comprehensive income on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of December 31, 2023 and December 31, 2022.

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

As of December 31, 2023, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,837 (as at December 31, 2022: $2,717), which have been classified as cash and cash equivalents in the consolidated balance sheets.

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

The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of operation and comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the years ended December 31, 2023 and 2022.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Performance-based arrangements represent forms of variable consideration determined by pre-established fixed rates. In these arrangements, the Company’s fees are based on the attainment of contractually defined objectives with our client, such as assisting the client in achieving a specific business objective (e.g. facilitating product sales, course enrollments, private car sales and delivery, and enhancing livestream performers’ performance and profitability). The Company is entitled a fixed rate on revenue generated by the client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

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

Digital training related services

Fixed-fee digital training related services are provided to clients who are interested to conduct live-broadcasting business through social medias. The Company require the clients to pay a pre-established fee in exchange for the services. Revenues are recognized when promised services (e.g. preliminary consulting work, setting up an e-learning account and delivery of learning materials) are delivered to the clients. On March 22, 2022, the Company learned that Beijing Jade Bird Culture and Art Research Institute (“Jade Bird”), the KOL agency that the Company works with to coordinate digital training related service, suspended its service after receiving a notice from China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training, that until further notice. CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, the Company has also suspended its digital training related services with Jade Bird from March 22, 2022.

The Company derived services revenues of $6,154,427 and $3,233,950 for the years ended December 31, 2023 and 2022, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	2023	2022

Consultancy services	6,232,986	2,865,988
Sourcing and marketing services	5,940	378,803
Digital training related services	-	262,799
	$6,238,926	$3,507,590

Revenue by recognition over time vs point in time

	2023	2022

Revenue recognized at a point in time	6,238,926	3,507,590
Revenue recognized over time	-	-
	$6,238,926	$3,507,590

Revenue recorded on a gross vs net basis

	2023	2022

Revenue recorded on a gross basis	6,232,986	3,128,787
Revenue recorded on a net basis	5,940	378,803
	$6,238,926	$3,507,590

Contract liabilities

The Company’s contract liabilities consist of deferred revenue associated with consultancy fees and provision of fixed-fee training related services. The table below presents the activity of the deferred consultancy services revenue during the years ended December 31, 2023 and 2022, respectively:

	2023	2022
Balance at beginning of year	$-	$216,142
Service fees collected	-	220,183
Refunded	-	(149,992)
Service revenue earned	-	(262,799)
Exchange realignment	-	(23,534)
Balance at end of year	$-	$-

Cost of revenue

Cost of revenues consists primarily of employee compensation, service fees, and agency fees, which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $84,288 and $104,183 for the years ended December 31, 2023 and 2022, respectively.

Foreign Currency Transaction and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s Hong Kong operating subsidiary are maintained in its local currency, the Hong Kong Dollar (“HKD”), which is the functional currency. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expense items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income (loss) under shareholders’ equity.

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

Year ended December 31, 2023
Balance sheet, except for equity accounts	RMB 7.0786 to US$1.00
Income statement and cash flows	RMB 7.0734 to US$1.00

Year ended December 31, 2022
Balance sheet, except for equity accounts	RMB 6.8979 to US$1.00
Income statement and cash flows	RMB 6.7288 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range which is around HKD 7.8 to USD 1.00 for both years.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of December 31, 2023 and 2022, the Company had not recorded any liability for uncertain tax positions.

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

	2023		2022

Net income	$2,282,359		$404,618

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the years ended December 31, 2023 and 2022 and the weighted average number of ordinary shares outstanding.

For the years ended December 31, 2023 and 2022, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2023 and 2022 are summarized below:

	2023	2022
Motor vehicle	$359,818	$369,244
Office equipment	11,061	9,466
	370,879	378,710
Less: Accumulated depreciation	(263,865)	(189,821)
Plant and equipment, net	$107,014	$188,889

Depreciation expenses, classified as operating expenses, were $78,947 and $81,918 for the years ended December 31, 2023 and 2022, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the years ended December 31, 2023 and 2022:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	2023	2022
Sundry income
Zhongchuang Boli	$8,002	$-

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	2023	2022
Amount due to a director
- Mr. Guolin Tao	$3,508	$167,936

The amount due to a director as of December 31, 2023 and 2022 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2023 and 2022:

	2023	2022
Account receivables	$632,541	$234,978
Less: Allowance for doubtful accounts	-	-
	$632,541	$234,978

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Deposits and other receivables	$16,186	$15,948
Prepayments	55,061	57,121
	$71,247	$73,069

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Other payables	$61,503	$60,047
Salary payable	107,755	62,830
Accrued audit fees	195,000	145,000
Value-added tax and other taxes payables	62,068	30,838
Other accrued expenses	52,000	71,012
	$478,326	$369,727

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of December 31, 2023 and 2022, are also considered under restriction for distribution.

No additional statutory reserves is recorded in December 31, 2023 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2023 and 2022.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at December 31, 2023 and 2022 were $2,002,008 and $1,882,886, respectively. At December 31, 2023 and 2022, the Company recognized deferred tax liabilities of $200,201 and $188,289, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	2023	2022
Current tax:
China	$1,271,400	$540,840

Deferred tax
Hong Kong	382,443	162,563
China	(373)	(1,968)
Total	$1,653,470	$701,435

The provision for income taxes consisted of the following:

	2023	2022
Income before income tax	$3,935,829	$1,106,053
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	826,524	232,272
Reconciling items:
Non-deductible expenses	207,903	216,340
Rate differential in different tax jurisdictions	214,338	103,377
Deferred tax provided on dividends withholding tax of PRC subsidiaries	382,443	162,563
Tax paid (over-provision) for prior year	22,262	(13,117)
Income tax expense	$1,653,470	$701,435

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred tax assets:
Accelerated depreciation	$3,840	$3,558
Deductible temporarily difference arising from other payable	12,215	12,535
Less: Net off with deferred tax liabilities for financial reporting purposes	(16,055)	(16,093)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$200,201	$188,289
Less: Net off with deferred tax assets for financial reporting purposes	(16,055)	(16,093)
Net total deferred tax liabilities	$184,146	$172,196

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,658 (RMB32,951) per month.

Operating lease expense for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022

Operating lease cost – straight line	55,902	58,765
Total lease expense	$55,902	$58,765

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

Operating leases

2024	$27,930
2025
2026	-
Thereafter	-
Total undiscounted cash flows	27,930
Less: imputed interest	(282)
Present value of lease liabilities	$27,648

Lease term and discount rate

2023
Weighted-average remaining lease term - year	0.54
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Operating cash outflows from operating lease	$55,902	$58,765

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2023 and December 31, 2022.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2023 and December 31, 2022.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had revenue from the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2023 and 2022:

	2023		2022
Customer A	$4,649,348	75%	$1,631,657	47%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of December 31, 2023 and 2022:

	2023			2022
Customer A	$513,083	81%		$114,456	49%
Customer B	*	*	%	42,061	18%

*	Comprised less than 10% of net revenue for the respective period.

For the years ended December 31, 2023 and 2022, the Company derived services revenues of $6,154,427 and $3,233,950 through the APP platform managed by a related company Xi’an CNT, represented 99% and 92% of our total revenue.Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the years ended December 31, 2023 and 2022:

	2023	2022
Service vendor A	$-%	$132,661	20%

There was no service vendor that individually comprised 10% or more of accounts payable as of December 31, 2023 and December 31, 2022.

(b)	Credit risk

At December 31, 2023 and 2022, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2023 and 2022, $9,324,115 and $7,193,591 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As at December 31, 2023, the Company held cash of $1,901,829 deposited in financial institutions located in Mainland China, and each bank account is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $70,635). The Company also held cash of $7,419,449 deposited in financial institutions located in Hong Kong, and each bank account is insured by the government authority with the maximum limit of HKD500,000 (equivalent to $64,020). In addition, the Company held cash of $2,837 in accounts managed by online payment platforms such as Alipay and WeChat Pay which are not insured by Federal Deposit Insurance Corporation or other insurance. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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