Form 10-Q
period 2024-03-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2024-05-10
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of registrant’s common stock outstanding as of May 6, 2024 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

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

As of the date of this filing, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Draft Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration of our shares of common stock with the Securities and Exchange Commission (“SEC”). However, it is still uncertain what existing or new laws or regulations will be modified or promulgated, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

As advised by our PRC legal counsel, we need to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. As of the date of this Annual Report, nor have we, or our subsidiaries, applied for or received any denial for the registration of our shares of common stock with the SEC. However, The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and five supporting guidelines which became effective on March 31, 2023. Thus, we are required to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events after our listing on the stock exchange outside of Chinese Mainland, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that no other permissions, approvals or filings are required, or (ii) if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals or finish other procedures to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver, then we may not be able to issue our shares. In addition, any uncertainties and/or negative publicity regarding such requirements could have a material adverse effect on the trading price of our securities.

The PRC laws and regulations and government policy changes rapidly on digital training. For our digital training related services, we worked with Beida Jade Bird Vocational Education (“Jade Bird”) which was an authorized licensee of China National Personal Talent Training Network (“CNPTTN”), a PRC regulatory agency for the talent training. Jade Bird was in charge of its training courses, and the Company was authorized by Jade Bird as its sole training related administrator of the key opinion leader (KOL) training courses and to coordinate the digital training related services to individual clients who were interested in becoming KOL conducting live-broadcasting business through social media. The Company provided training related services, to these individual clients who subscribed courses, in arranging the examination, following up certificate issuance processes, addressing clients’ concerns, etc. On March 22, 2022, the PRC subsidiary learned that Jade Bird suspended its service after receiving a notice from CNPTTN and that until further notice CNPTTN has suspended all recruitment services using its CNPTTN’s name. As a result of CNPTTN’s suspension, on March 22, 2022, our PRC subsidiary has also suspended its digital training related services with Jade Bird. As it is highly unlikely that such digital training services by the Company will resume in the foreseeable future, the Company has refunded all advance payments made by clients who were unable to receive such training-related services. If we were to resume KOL related training services in the future, laws and regulations and the CNPTTN may require our PRC subsidiary to meet additional requirements or obtain additional approvals, licenses or permits to conduct KOL training related business. If our PRC subsidiary is unable to meet the relevant requirements or obtain the relevant approvals, licenses or permits, our PRC subsidiary may not be able to continue to conduct the KOL training related business. As of the date of this report, there is no further notice from CNPTTN and the service is still being suspended. Other than the above, we and our subsidiaries are currently not required to obtain permission from any of the PRC authorities to operate its principal business. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do. If (i) we and our PRC legal counsel inadvertently concluded that such permissions or approvals are not required, or (ii) the relevant regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to operate our business, and we are unable to obtain approval or a waiver of such approval requirements, any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business operation and the trading price of our securities.

Although we concluded that we and our subsidiaries are currently not required to obtain permission from any of the PRC central or local government and that we have not received any denial to registration on the OTC market or to conduct our business operations, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment for Cross-border Transfer of Data (the “Security Assessment measures”), which came into effect on September 1, 2022. The Security Assessment measures stipulates that data processors which provide data cross-border and have one of the following circumstances, should apply the security assessment to the national network information department through the provincial branches of network information department: (A) data processors to provide important data cross-border; (B) operators of critical information infrastructure and data processors handling personal information of more than 1 million people to provide personal information cross-border;(C) data processors which provide cross-border a cumulative total of 100,000 people’s personal information or 10,000 people’s sensitive personal information since January 1 of the previous year; (D) other situations requiring application for the security assessment regarding providing data cross-border as stipulated by the state Internet information department. As of the date of this filing, the PRC subsidiary has not provided any important data or personal data to any offshore institutions or individuals, so the PRC subsidiary does not need to apply for a security assessment at this stage. However, if we need to provide data to offshore institutions or individuals in the future and fall into the situations which should apply for the security assessment, we might not pass the security assessment.

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

As of the date of this filing, our PRC subsidiary has distributed $10 million (net of withholding tax at $1.1 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. We intend to keep any future earnings to finance the expansion of our business conducted by our subsidiaries, and we do not anticipate that any cash dividends will be paid in the foreseeable future from the HK subsidiary to EUBG, the Nevada holding company, and/or from EUBG to its shareholders. As of the date of this filing, other than the above stated $10 million cash dividends transferred from our PRC subsidiary to our HK subsidiary for operational costs, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on March 28, 2024.

v

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report filed with the Securities and Exchange Commission (SEC) on March 28, 2024. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,680,626	$9,324,115
Accounts receivable	467,719	632,541
Other receivables and prepayments	66,338	71,247
Total current assets	10,214,683	10,027,903

NON-CURRENT ASSETS
Plant and equipment, net	83,157	107,014
Operating lease right-of-use assets, net	13,634	27,648
Total non-current assets	96,791	134,662

TOTAL ASSETS	$10,311,474	$10,162,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$378,685	$478,326
Operating lease liabilities, current	13,634	27,648
Tax payables	214,310	337,734
Amount due to a director	3,500	3,508
Total current liabilities	610,129	847,216

NON-CURRENT LIABILITY
Deferred tax liabilities	261,253	184,146

TOTAL LIABILITIES	871,382	1,031,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2023: Nil) shares issued and outstanding as of March 31, 2024	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2023: 1,701,181,423) shares issued and outstanding as of March 31, 2024	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	2,703,070	2,329,574
Accumulated other comprehensive income	47,945	112,552
Total stockholders’ equity	9,440,092	9,131,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,311,474	$10,162,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

	Three months ended March 31,
	2024	2023
Revenue	$1,260,053	$1,176,936
Cost of revenue	(161,381)	(114,554)
Gross profit	1,098,672	1,062,382
Selling expenses	(2,306)	(1,439)
General and administrative expenses	(420,183)	(423,502)
Profit from operations	676,183	637,441
Other income (expenses):
Interest income	2,805	7,736
Exchange (loss) gain	(18,128)	20,548
Sundry income	9,690	58,005
Total other (expenses) income, net	(5,633)	86,289
Income before income tax	670,550	723,730
Income tax expense	(297,054)	(292,273)
Net income	$373,496	$431,457
Other comprehensive loss
Foreign currency translation adjustment	(64,607)	(15,494)
Total comprehensive income	$308,889	$415,963

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three months ended March 31, 2023

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200
Net income	-	-	-	-	-	-	431,457	-	431,457
Foreign currency translation adjustment	-	-	-	-	-	-	-	(15,494)	(15,494)
Balance as of March 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$478,672	$132,414	$7,300,163

Three months ended March 31, 2024

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203
Net income	-	-	-	-	-	-	373,496	-	373,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	(64,607)	(64,607)
Balance as of March 31, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,703,070	$47,945	$9,440,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$373,496	$431,457
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	21,932	20,320
Amortization of operating lease right-of-use assets	13,584	13,535
Deferred tax	77,376	78,542
Changes in operating assets and liabilities:
Other receivables and prepayments	3,643	(6,397)
Accounts receivable	153,639	(467,163)
Other payables and accrued liabilities	(95,953)	(96,320)
Tax payables	(117,757)	119,878
Receipt in advance	-	(1,724)
Operating lease liabilities	(13,584)	(13,536)
Net cash generated from operating activities	416,376	78,592

Cash flows used in investing activities
Purchase of property, plant and equipment	-	(1,893)

Cash flows used in financing activities
Repayment to a director	-	(164,440)

Effect of exchange rates on cash	(59,865)	(16,525)

Net increase (decrease) in cash and cash equivalents	356,511	(104,266)
Cash and cash equivalents at beginning of period	9,324,115	7,193,591
Cash and cash equivalents at end of period	$9,680,626	$7,089,325

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$333,908	$95,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company’s name was changed to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

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

The interim condensed consolidated financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on March 28, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2024, its interim condensed consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

Basis of Consolidation

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

The Company recognized no impairment of ROU assets as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,781 (as at December 31, 2023: $2,837), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three months ended March 31, 2024 and 2023.

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

The Company derived services revenues of $1,246,564 and $1,158,844 for the three months ended March 31, 2024 and 2023, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended March 31,
	2024	2023
Consultancy services	1,260,053	1,171,606
Sourcing and marketing services	-	5,330
	$1,260,053	$1,176,936

Revenue by recognition over time vs point in time

	Three months ended March 31,
	2024	2023
Revenue recognized at a point in time	1,260,053	1,176,936
Revenue recognized over time	-	-
	$1,260,053	$1,176,936

Revenue recorded on a gross vs net basis

	Three months ended March 31,
	2024	2023
Revenue recorded on a gross basis	1,260,053	1,171,606
Revenue recorded on a net basis	-	5,330
	$1,260,053	$1,176,936

Cost of revenue

Cost of revenues consists primarily of employee compensation which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $21,172 and $24,013 for the three months ended March 31, 2024 and 2023, respectively.

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

Three months ended March 31, 2024
Balance sheet, except for equity accounts	RMB 7.2212 to US$1.00
Income statement and cash flows	RMB 7.1597 to US$1.00

Three months ended March 31, 2023
Balance sheet, except for equity accounts	RMB 6.8691 to US$1.00
Income statement and cash flows	RMB 6.8426 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of March 31, 2024 and December 31, 2023, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended March 31,
	2024		2023
Net income	$373,496		$431,457

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three months ended March 31, 2024 and 2023 and the weighted average number of ordinary shares outstanding.

For the three months ended March 31, 2024 and 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2024 and December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Motor vehicle	$352,713	$359,818
Office equipment	10,843	11,061
	363,556	370,879
Less: Accumulated depreciation	(280,399)	(263,865)
Plant and equipment, net	$83,157	$107,014

Depreciation expenses, classified as operating expenses, were $21,932 and $20,320 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three months ended March 31, 2024 and 2023:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended March 31,
	2024	2023
Sundry income
Zhongchuang Boli	$1,976	$2,068

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	March 31, 2024	December 31, 2023
Amount due to a director
- Mr. Guolin Tao	$3,500	$3,508

The amount due to director as of March 31, 2024 and December 31, 2023 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Account receivables	$467,719	$632,541
Less: Allowance for doubtful accounts	-	-
	$467,719	$632,541

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deposits and other receivables	$22,014	$16,186
Prepayments	44,324	55,061
	$66,338	$71,247

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Other payables	$48,167	$61,503
Salary payable	102,205	107,755
Accrued audit fees	145,000	195,000
Value-added tax and other taxes payables	44,713	62,068
Other accrued expenses	38,600	52,000
	$378,685	$478,326

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of March 31, 2024 and December 31, 2023, are also considered under restriction for distribution.

No additional statutory reserves is recorded in March 31, 2024 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three months ended March 31, 2024 and 2023, respectively.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at March 31, 2024 and December 31, 2023 were $2,647,072 and $2,002,008, respectively. At March 31, 2024 and December 31, 2023, the Company recognized deferred tax liabilities of $264,707 and $200,201, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended March 31,
	2024	2023
Current tax:
China	$216,151	$215,401

Deferred tax
Hong Kong	68,514	75,670
China	12,389	1,202
Total	$297,054	$292,273

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2024	2023
Income before income tax	$670,550	$723,730
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	140,815	151,982
Reconciling items:
Non-deductible expenses and change of valuation allowance	46,216	37,168
Non-taxable income	-	(9,452)
Rate differential in different tax jurisdictions	41,509	36,905
Deferred tax provided on dividends withholding tax of PRC subsidiaries	68,514	75,670
Income tax expense	$297,054	$292,273

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023 are presented below:

	March 31, 2024	December 31, 2023
Deferred tax assets:
Accelerated depreciation	$5,503	$3,840
Deductible temporarily difference arising from other payable	11,974	12,215
Less: Net off with deferred tax liabilities for financial reporting purposes	(17,477)	(16,055)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$264,707	$200,201
Taxable temporarily difference arsing from account receivables	14,023	-
Less: Net off with deferred tax assets for financial reporting purposes	(17,477)	(16,055)
Net total deferred tax liabilities	$261,253	$184,146

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,602 (RMB32,951) per month.

Operating lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023

Operating lease cost – straight line	$13,807	$14,447
Total lease expense	$13,807	$14,447

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2024:

Operating leases

Remainder of 2024	$13,689
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	13,689
Less: imputed interest	(55)
Present value of lease liabilities	$13,634

Lease term and discount rate

March 31, 2024
Weighted-average remaining lease term - year	0.29
Weighted-average discount rate (%)	4.90%

Supplemental cash flow information related to lease where the Company was the lessee for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Operating cash outflows from operating lease	$13,807	$14,447

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2024 and December 31, 2023.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2024 and December 31, 2023.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
Customer A (note)	$908,038	72%	$812,506	69%

The Company had the following customers that individually comprised 10% or more of net accounts receivable as of March 31, 2024 and December 31, 2023:

	March 31, 2023		December 31, 2023
Customer A (note)	$343,905	74%	$530,286	76%

For the three months ended March 31, 2024 and 2023, the Company derived services revenues of $1,246,564 and $1,158,844, respectively, through the APP platform managed by Xi’an CNT, represented 99% and 98% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the condensed consolidated financial statements).

There was no service vendor that individually comprised 10% or more of cost of revenue for the three months ended March 31, 2024 and 2023.

There was no service vendor that individually comprised 10% or more of accounts payable as of March 31, 2024 and December 31, 2023.

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2024 and December 31, 2023, $9,680,626 and $9,324,115 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As at March 31, 2024, the Company held cash of $2,600,519 deposited in financial institutions located in Mainland China, and each bank account is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $69,241). The Company also held cash of $7,077,326 deposited in financial institutions located in Hong Kong, and each bank account is insured by the government authority with the maximum limit of HKD500,000 (equivalent to $64,020). In addition, the Company held cash of $2,781 in accounts managed by online payment platforms such as Alipay and WeChat Pay which are not insured by Federal Deposit Insurance Corporation or other insurance. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

EUBG is a holding company for its operating subsidiaries that provide marketing consultancy services and e-commerce business in China. While substantially all of our operations are located in China, we currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the Chinese government may exert certain supervision over the operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended March 31, 2024 as compared to the three months ended March 31 2023

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$1,260,053	100%	$1,176,936	100%
Cost of revenues	(161,381)	(13)%	(114,554)	(10)%
Gross profit	1,098,672	87%	1,062,382	90%
Selling Expenses:	(2,306)	0%	(1,439)	0%
General and administrative expenses	(420,183)	(33)%	(423,502)	(36)%
Total other (expense) income, net	(5,633)	0%	86,289	7%
Income before income tax	670,550	53%	723,730	61%
Income tax expense	(297,054)	(24)%	(292,273)	(25)%
Net income	$373,496	30%	$431,457	37%

Revenue and cost of revenue

During the three months ended March 31, 2024, we generated revenue of $1,260,053, which represents a slight increase of $83,117 or 7.1% as compared to the same period in the prior year. The increase was mainly attributed to our consultation services in connection with a client engaged in live streaming business.

Cost of revenue for the three months ended March 31, 2024 was $161,381, which represented an increase of $46,827 or 40.9% as compared to the same period in the prior year. The increase in cost of revenue is mainly due to the salary adjustments for certain employees and the hiring of new employees.

Profit margin for the three months ended March 31, 2024 was 87.2%, which represents a slight decrease of 3.1% as compared to the same period in the prior year. It indicates that the additional labor costs involved in the cost of revenue outweighed the slight increase in revenue, resulting in a lower profit margin.

As a result of the above, the gross profit was $1,098,672 for the three months ended March 31, 2024, which represented an increase of $36,290 or 3.4% as compared to the same period in the prior year.

Selling expenses

During the three months ended March 31, 2024, we incurred $2,306 selling expenses, which represented an increase of $867 or 60.3% as compared to the same period in the prior year. The increase in selling expenses was mainly due to additional marketing costs incurred in selling activities during the current period.

General and administrative expenses

During the three months ended March 31, 2024, we incurred $420,183 general and administrative expenses, which represented a slight decrease of $3,319 or 0.8% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other (expenses) income, net

During the three months ended March 31, 2024, we recorded net other expenses of $5,633, which represented a difference of $91,922 or 106.5% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The significant difference is primarily attributed to certain sundry income recorded in the last year that did not recur in the current period and the unrealized exchange loss recorded as a result of the depreciation of the RMB against the HKD.

Income tax expense

During the three months ended March 31, 2024, we incurred income tax expense of $297,054, which represented a slight increase of $4,781 or 1.6% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended March 31, 2024, our income tax expenses comprised of current tax expenses and deferred tax expenses of $216,151 and $80,903, respectively, compared to current tax expenses and deferred tax expenses of $215,401 and $76,872 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $373,496 and $431,457 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$9,680,626	$9,324,115
Total current assets	10,214,683	10,027,903
Total assets	10,311,474	10,162,565
Total liabilities	871,382	1,031,362
Retained earnings	2,703,070	2,329,574
Total equity	9,440,092	9,131,203

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash generated from operating activities	$416,376	$78,592
Cash flows used in investing activities	-	(1,893)
Cash flows used in financing activities	-	(164,440)
Effect of exchange rate changes on cash and cash equivalents	(59,865)	(16,525)
Cash and cash equivalents, beginning of period	9,324,115	7,193,591
Cash and cash equivalents, end of period	$9,680,626	$7,089,325

Cash generated from operating activities

Net cash generated from operating activities for the three months ended March 31, 2024 was $416,376, which represented an increase of $337,784 or 4.3 times as compared to the same period in the prior year. The increase of operating cash flows was mainly resulted from a combination of below operating activities changes:

Cash inflow of trade receivables was $153,639 for the three months ended March 31, 2024, as compared to cash outflow of $467,163 for the three months ended March 31, 2023. The changes in cash flow from trade receivables were primarily attributed to the changes in the consultation business. For the three months ended March 31, 2024, the decrease in the consultation business compared to the previous quarter resulted in a lower trade receivables balance and a cash inflow of $153,639. On the other hand, for the three months ended March 31, 2023, the consultation business experienced significant growth compared to the previous quarter, leading to a higher trade receivables balance and a cash outflow of $467,163.

Cash outflow of tax payables was $117,757 for the three months ended March 31, 2024, as compared to cash inflow of $119,878 for the three months ended March 31, 2023. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the period. For the three months ended March 31, 2024, the income tax provision was $216,151 less than the income tax paid of $333,908, leading to the cash outflow of $117,757. Conversely, for the three months ended March 31, 2023, the income tax provision was $215,401 exceeded the income tax paid of $95,523, resulting the cash inflow of $119,878.

Cash flows used in investing activities

No cash movement of investing activities was resulted for the three months ended March 31, 2024. The cash used in investing activities for the three months ended March 31, 2023 was due to purchase of property, plant and equipment.

Cash flows used in financing activities

No cash movement of financing activities was resulted for the three months ended March 31, 2024. The cash used in financing activities for the three months ended March 31, 2023 was due to repayment to a director for the amount advanced by a director.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of March 31, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	13,689	13,689	-	-	-
TOTAL	$13,689	13,689	-	$-	$-

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of March 31, 2024.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
31.1	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrepreneur Universe Bright Group

Date: May 10, 2024	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)