Form 10-Q
period 2024-06-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2024-08-12
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of registrant’s common stock outstanding as of August 8, 2024 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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

As advised by our PRC legal counsel, we need to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. As of the date of this filing, nor have we, or our subsidiaries, applied for or received any denial for the registration of our shares of common stock with the SEC. However, The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and five supporting guidelines which became effective on June 30, 2023. Thus, we are required to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events after our listing on the stock exchange outside of Chinese Mainland, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that no other permissions, approvals or filings are required, or (ii) if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals or finish other procedures to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver, then we may not be able to issue our shares. In addition, any uncertainties and/or negative publicity regarding such requirements could have a material adverse effect on the trading price of our securities.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

	June 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,029,766	$9,324,115
Accounts receivable	404,523	632,541
Other receivables and prepayments	56,582	71,247
Total current assets	10,490,871	10,027,903

NON-CURRENT ASSETS
Plant and equipment, net	72,324	107,014
Operating lease right-of-use assets, net	143,488	27,648
Total non-current assets	215,812	134,662

TOTAL ASSETS	$10,706,683	$10,162,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$238,031	$478,326
Operating lease liabilities, current	58,723	27,648
Tax payables	215,423	337,734
Amount due to a director	3,508	3,508
Total current liabilities	515,685	847,216

NON-CURRENT LIABILITY
Deferred tax liabilities	323,007	184,146
Operating lease liabilities, non-current	84,765	-
Total non-current liabilities	407,772	184,146

TOTAL LIABILITIES	923,457	1,031,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2023: Nil) shares issued and outstanding as of June 30, 2024	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2023: 1,701,181,423) shares issued and outstanding as of June 30, 2024	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	3,051,537	2,329,574
Accumulated other comprehensive income	42,612	112,552
Total stockholders’ equity	9,783,226	9,131,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,706,683	$10,162,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue	$1,264,221	$1,705,942	$2,524,274	$2,882,878
Cost of revenue	(169,757)	(108,581)	(331,138)	(223,135)
Gross profit	1,094,464	1,597,361	2,193,136	2,659,743
Selling expenses	(27,762)	(5,279)	(30,068)	(6,718)
General and administrative expenses	(427,775)	(390,294)	(847,958)	(813,796)
Profit from operations	638,927	1,201,788	1,315,110	1,839,229
Other income (expenses):
Interest income	6,325	10,764	9,130	18,500
Exchange gain (loss)	(24,132)	(74,178)	(42,260)	(53,630)
Sundry income	13,702	7,938	23,392	65,943
Total other income(expenses), net	(4,105)	(55,476)	(9,738)	30,813
Income before income tax	634,822	1,146,312	1,305,372	1,870,042
Income tax expense	(286,355)	(455,865)	(583,409)	(748,138)
Net income	348,467	690,447	721,963	1,121,904
Other comprehensive loss	-
Foreign currency translation adjustment	(5,333)	(77,327)	(69,940)	(92,821)
Total comprehensive income	$343,134	613,120	$652,023	$1,029,083

Net income per share - Basic and diluted	$0.00 *	0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and six months ended June 30, 2023

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

Net income	-	-	-	-	-	-	431,457	-	431,457
Foreign currency translation adjustment	-	-	-	-	-	-	-	(15,494)	(15,494)

Balance as of March 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$478,672	$132,414	$7,300,163

Net income	-	-	-	-	-	-	690,447	-	690,447
Foreign currency translation adjustment	-	-	-	-	-	-	-	(77,327)	(77,327)

Balance as of June 30, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,169,119	$55,087	$7,913,283

Three and six months ended June 30, 2024

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203

Net income	-	-	-	-	-	-	373,496	-	373,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	(64,607)	(64,607)

Balance as of March 31, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,703,070	$47,945	$9,440,092

Net income	-	-	-	-	-	-	348,467	-	348,467
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,333)	(5,333)

Balance as of June 30, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$3,051,537	$42,612	$9,783,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$721,963	$1,121,904
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	29,690	40,298
Amortization of operating lease right-of-use assets	27,179	26,907
Deferred tax	138,365	28,230
Changes in operating assets and liabilities:
Other receivables and prepayments	13,028	12,259
Accounts receivable	213,551	(207,645)
Other payables and accrued liabilities	(235,604)	(160,301)
Tax payables	(114,592)	286,498
Receipt in advance	-	(1,703)
Operating lease liabilities	(25,852)	(26,908)
Net cash generated from operating activities	767,728	1,119,539

Cash flows used in investing activities
Purchase of property, plant and equipment	-	(1,877)

Cash flows used in financing activities
Repayment to a director	-	(164,441)

Effect of exchange rates on cash	(62,077)	(87,081)

Net increase in cash and cash equivalents	705,651	866,140
Cash and cash equivalents at beginning of period	9,324,115	7,193,591
Cash and cash equivalents at end of period	$10,029,766	$8,059,731

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$554,417	$286,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The interim condensed consolidated financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on March 28, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2024, its interim condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company recognized no impairment of ROU assets as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,764 (as at December 31, 2023: $2,837), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and six months ended June 30, 2024 and 2023.

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

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis

The Company derives its revenue primarily from consultancy services, sourcing and marketing services related services.

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

The Company derived services revenues of $1,255,022 and $440,732 for the three months ended June 30, 2024 and 2023, respectively; and $2,501,586 and $792,401 for the six months ended June 30, 2024 and 2023, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Consultancy services	$1,264,221	$1,705,206	$2,524,274	$2,876,812
Sourcing and marketing services	-	736	-	6,066
	$1,264,221	$1,705,942	$2,524,274	$2,882,878

Revenue by recognition over time vs point in time

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue recognized at a point in time	$1,264,221	$1,705,942	$2,524,274	$2,882,878
Revenue recognized over time	-	-	-	-
	$1,264,221	$1,705,942	$2,524,274	$2,882,878

Revenue recorded on a gross vs net basis

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue recorded on a gross basis	$1,264,221	$1,705,206	$2,524,274	$2,876,812
Revenue recorded on a net basis	-	736	-	6,066
	$1,264,221	$1,705,942	$2,524,274	$2,882,878

Cost of revenue

Cost of revenues consists primarily of employee compensation which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $18,918 and $29,904 for the three months ended June 30, 2024 and 2023, respectively; and $40,090 and $46,148 for the six months ended June 30, 2024 and 2023, respectively.

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

Six months ended June 30, 2024
Balance sheet, except for equity accounts	RMB 7.2673 to US$1.00
Income statement and cash flows	RMB 7.2007 to US$1.00

Six months ended June 30, 2023
Balance sheet, except for equity accounts	RMB 7.2335 to US$1.00
Income statement and cash flows	RMB 6.9263 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of June 30, 2024 and December 31, 2023, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023

Net income	$348,467		$690,447		$721,963		$1,121,904

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three and six months ended June 30, 2024 and 2023 and the weighted average number of ordinary shares outstanding.

For the three and six months ended June 30, 2024 and 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2024 and December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Motor vehicle	$350,475	$359,818
Office equipment	7,471	11,061
	357,946	370,879
Less: Accumulated depreciation	(285,622)	(263,865)
Plant and equipment, net	$72,324	$107,014

Depreciation expenses, classified as operating expenses, were $7,758 and $19,978 for the three months ended June 30, 2024 and 2023, respectively; and $29,690 and $40,298 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and six months ended June 30, 2024 and 2023:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sundry income
Zhongchuang Boli	$1,954	$2,043	$3,930	$4,086

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	June 30, 2024	December 31, 2023
Amount due to a director
- Mr. Guolin Tao	$3,508	$3,508

The amount due to director as of June 30, 2024 and December 31, 2023 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Account receivables	$404,523	$632,541
Less: Allowance for doubtful accounts	-	-
	$404,523	$632,541

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deposits and other receivables	$26,516	$16,186
Prepayments	30,066	55,061
	$56,582	$71,247

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Other payables	$48,013	$61,503
Salary payable	95,520	107,755
Accrued audit fees	50,000	195,000
Value-added tax and other taxes payables	38,198	62,068
Other accrued expenses	6,300	52,000
	$238,031	$478,326

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of June 30, 2024 and December 31, 2023, are also considered under restriction for distribution.

No additional statutory reserves is recorded in June 30, 2024 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and six months ended June 30, 2024 and 2023.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at June 30, 2024 and December 31, 2023 were $3,266,719 and $2,002,008, respectively. At June 30, 2024 and December 31, 2023, the Company recognized deferred tax liabilities of $326,672 and $200,201, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Current tax:
China	$223,674	$358,019	$439,825	$573,420

Deferred tax
Hong Kong	62,986	98,081	131,500	173,751
China	(305)	(235)	12,084	967
Total	$286,355	$455,865	$583,409	$748,138

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income before income tax	$634,822	$1,146,312	$1,305,372	$1,870,042
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	133,313	240,727	274,128	392,709
Reconciling items:
Non-deductible expenses and change of valuation allowance	43,207	53,659	89,423	90,827
Tax paid (Over-provision) for prior year	7,488	-	7,488	(9,452)
Rate differential in different tax jurisdictions	39,361	63,398	80,870	100,303
Deferred tax provided on dividends withholding tax of PRC subsidiaries	62,986	98,081	131,500	173,751
Income tax expense	$286,355	$455,865	$583,409	$748,138

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023 are presented below:

	June 30, 2024	December 31, 2023
Deferred tax assets:
Accelerated depreciation	$3,009	$3,840
Deductible temporarily difference arising from other payable	11,898	12,215
Less: Net off with deferred tax liabilities for financial reporting purposes	(14,907)	(16,055)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$326,672	$200,201
Taxable temporarily difference arising from account receivables	11,242	-
Less: Net off with deferred tax assets for financial reporting purposes	(14,907)	(16,055)
Net total deferred tax liabilities	$323,007	$184,146

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,534   (RMB32,951) per month. On June 12, 2024, the Company renewed this lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $4,177 (RMB30,358) per month.

Operating lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating lease cost – straight line	13,650	14,098	27,457	28,545
Total lease expense	$13,650	$14,098	$27,457	$28,545

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024:

Operating leases

Remainder of 2024	$25,064
2025	50,127
2026	50,127
2027	25,064
Thereafter	-
Total undiscounted cash flows	150,382
Less: imputed interest	(6,894)
Present value of lease liabilities	$143,488

Lease term and discount rate

June 30, 2024
Weighted-average remaining lease term - year	3.0
Weighted-average discount rate (%)	3.45%

Supplemental cash flow information related to lease where the Company was the lessee for the three and six months ended June 30, 2024 and 2023 was as follows:

	Six months ended June 30,
	2024	2023
Operating cash outflows from operating lease	$27,457	$28,545

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2024 and December 31, 2023.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2024 and December 31, 2023.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a) Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
Customer A	$773,017	61%	$1,250,773	73%

	Six months ended June 30,
	2024		2023
Customer A	$1,681,055	67%	$2,063,279	72%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Customer A (note i)	$257,533	64%	$513,083	76%

For the three and six months ended June 30, 2024 and 2023, the Company derived services revenues of $1,255,022   and $440,732 for the three months ended June 30, 2024 and 2023, respectively; and $2,501,586   and $792,401 for the six months ended June 30, 2024 and 2023, respectively, through the APP platform managed by Xian CNT, represented 99%, 26%, 99% and 27% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the condensed consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
Service vendor A	$40,449	24%	$-

	Six months ended June 30,
	2024		2023
Service vendor A	$40,449	12%	$-

There was no service vendor that individually comprised 10% or more of accounts payable as of June 30, 2024 and December 31, 2023.

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2024 and December 31, 2023, $10,029,766 and $9,324,115 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As at June 30, 2024, the Company held cash of $3,284,710 deposited in financial institutions located in Mainland China, and each bank account is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $68,801). The Company also held cash of $6,742,292 deposited in financial institutions located in Hong Kong, and each bank account is insured by the government authority with the maximum limit of HKD500,000 (equivalent to $64,028). In addition, the Company held cash of $2,764 in accounts managed by online payment platforms such as Alipay which is not insured by Federal Deposit Insurance Corporation or other insurance. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Results of Operations and Financial Condition

Results of Operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023

The following table represents our unaudited condensed consolidated statement of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$1,264,221	100%	$1,705,942	100%
Cost of revenue	(169,757)	(13)%	(108,581)	(6)%
Gross profit	1,094,464	87%	1,597,361	94%
Selling Expenses:	(27,762)	(2)%	(5,279)	0%
General and administrative expenses	(427,775)	(34)%	(390,294)	(23)%
Total other (expense) income, net	(4,105)	0%	(55,476)	(3)%
Income before income tax	634,822	50%	1,146,312	67%
Income tax expense	(286,355)	(23)%	(455,865)	(27)%
Net income	$348,467	28%	$690,447	40%

Revenue and cost of revenue

During the three months ended June 30, 2024, we generated revenue of $1,264,221, which represents a decrease of $441,721 or 25.9% as compared to the same period in the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $440,985 in the current period.

Cost of revenue for the three months ended June 30, 2024 was $169,757, which represented an increase of $61,176 or 56.3% as compared to the same period in the prior year. The increase in cost of revenue is mainly due to the introduction of a new service provider.

Profit margin for the three months ended June 30, 2024 was 86.6%, which represents a decrease of 7.1% as compared to the same period in the prior year. It indicates that the additional consultancy costs and labor costs involved in the cost of revenue outweighed the slight increase in revenue, resulting in a lower profit margin.

As a result of the above, the gross profit was $1,094,464 for the three months ended June 30, 2024, which represented a decrease of $502,897 or 31.5% as compared to the same period in the prior year.

Selling expenses

During the three months ended June 30, 2024, we incurred $27,762 selling expenses, which represented an increase of $22,483 or 425.9% as compared to the same period in the prior year. The increase in selling expenses was mainly due to additional marketing costs incurred in selling activities during the current period.

General and administrative expenses

During the three months ended June 30, 2024, we incurred $427,775 general and administrative expenses, which represented an increase of $37,481 or 9.6% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other (expenses) income, net

During the three months ended June 30, 2024, we recorded net other expenses of $4,105, which represented a difference of $51,371 or 92.6% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributed to the unrealized exchange loss recorded as a result of the depreciation of the RMB against the HKD.

Income tax expense

During the three months ended June 30, 2024, we incurred income tax expense of $286,355, which represented a decrease of $169,510 or 37.2% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended June 30, 2024, our income tax expenses comprised of current tax expenses and deferred tax expenses of $223,674 and $62,681, respectively, compared to current tax expenses and deferred tax expenses of $358,019 and $97,846 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $348,467 and $690,447 for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023

The following table represents our unaudited condensed consolidated statement of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$2,524,274	100%	$2,882,878	100%
Cost of revenue	(331,138)	(13)%	(223,135)	(8)%
Gross profit	2,193,136	87%	2,659,743	92%
Selling Expenses:	(30,068)	(1)%	(6,718)	0%
General and administrative expenses	(847,958)	(34)%	(813,796)	(28)%
Total other (expense) income, net	(9,738)	0%	30,813	1%
Income before income tax	1,305,372	52%	1,870,042	65%
Income tax expense	(583,409)	(23)%	(748,138)	(26)%
Net income	$721,963	29%	$1,121,904	39%

Revenue and cost of revenue

During the six months ended June 30, 2024, we generated revenue of $2,524,274, which represents a decrease of $358,604 or 12.4% as compared to the same period in the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $352,538 in the current period.

Cost of revenue for the six months ended June 30, 2024 was $331,138, which represented an increase of $108,003 or 48.4% as compared to the same period in the prior year. The increase in cost of revenue is mainly due to the introduction of a new service provider and the salary adjustments for certain employees.

Profit margin for the six months ended June 30, 2024 was 86.9%, which represents a decrease of 5.4% as compared to the same period in the prior year. It indicates that the additional consultancy costs and labor costs involved in the cost of revenue outweighed the slight increase in revenue, resulting in a lower profit margin.

As a result of the above, the gross profit was $2,193,136 for the six months ended June 30, 2024, which represented a decrease of $466,607 or 17.5% as compared to the same period in the prior year.

Selling expenses

During the six months ended June 30, 2024, we incurred $30,068 selling expenses, which represented an increase of $23,350 or 347.6% as compared to the same period in the prior year. The increase in selling expenses was mainly due to additional marketing costs incurred in selling activities during the current period.

General and administrative expenses

During the six months ended June 30, 2024, we incurred $847,958 general and administrative expenses, which represented a slight increase of $34,162 or 4.2% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other (expenses) income, net

During the six months ended June 30, 2024, we recorded net other expenses of $9,738, which represented a difference of $40,551 or 131.6% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The significant difference is primarily attributed to certain sundry income recorded in the last year that did not recur in the current period and the unrealized exchange loss recorded as a result of the depreciation of the RMB against the HKD.

Income tax expense

During the six months ended June 30, 2024, we incurred income tax expense of $583,409, which represented a decrease of $164,729 or 22.0% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the six months ended June 30, 2024, our income tax expenses comprised of current tax expenses and deferred tax expenses of $439,825 and $143,584, respectively, compared to current tax expenses and deferred tax expenses of $573,420 and $174,718 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $721,963 and $1,121,904 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$10,029,766	$9,324,115
Total current assets	10,490,871	10,027,903
Total assets	10,706,683	10,162,565
Total liabilities	923,457	1,031,362
Retained earnings	3,051,537	2,329,574
Total equity	$9,783,226	$9,131,203

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023
Net cash generated from operating activities	$767,728	$1,119,539
Cash flows used in investing activities	-	(1,877)
Cash flows used in financing activities	-	(164,441)
Effect of exchange rate changes on cash and cash equivalents	(62,077)	(87,081)
Cash and cash equivalents, beginning of period	9,324,115	7,193,591
Cash and cash equivalents, end of period	$10,029,766	$8,059,731

Cash generated from operating activities

Net cash generated from operating activities for the six months ended June 30, 2024 was $767,728, which represented a decrease of $351,811 or 31.4% as compared to the same period in the prior year. The decrease of operating cash flows was mainly resulted from a combination of below operating activities changes:

Net income was $721,963 for the six months ended June 30, 2024, as compared to $1,121,904 for the six months ended June 30, 2023. The decrease of net income of $399,941 or 35.6% was primarily due to the decrease in revenue attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $352,538 in the current period.

Cash inflow of trade receivables was $213,551 for the six months ended June 30, 2024, as compared to cash outflow of $207,645 for the six months ended June 30, 2023. The changes in cash flow from trade receivables were primarily attributed to the changes in the consultation business. For the six months ended June 30, 2024, the decrease in the consultation business compared to the previous period end resulted in a lower trade receivables balance and a cash inflow of $213,551. On the other hand, for the six months ended June 30, 2023, the consultation business experienced significant growth compared to the previous period end, leading to a higher trade receivables balance and a cash outflow of $207,645.

Cash outflow of tax payables was $114,592 for the six months ended June 30, 2024, as compared to cash inflow of $286,498 for the six months ended June 30, 2023. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the period. For the six months ended June 30, 2024, the income tax provision was $439,825 less than the income tax paid of $554,417, leading to the cash outflow of $114,592. Conversely, for the six months ended June 30, 2023, the income tax provision was $573,420 exceeded the income tax paid of $286,922, resulting the cash inflow of $286,498.

Cash flows used in investing activities

No cash movement of investing activities was resulted for the six months ended June 30, 2024. The cash used in investing activities for the six months ended June 30, 2023 was due to purchase of property, plant and equipment.

Cash flows used in financing activities

No cash movement of financing activities was resulted for the six months ended June 30, 2024. The cash used in financing activities for the six months ended June 30, 2023 was due to repayment to a director for the amount advanced by a director.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of June 30, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	150,382	50,127	100,255	-	-
TOTAL	$150,382	$50,127	$100,255	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of June 30, 2024.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Entrepreneur Universe Bright Group

Date: August 12, 2024	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)