Form 10-Q
period 2024-09-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2024-11-13
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of registrant’s common stock outstanding as of November 1, 2024 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

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

Recently, the PRC government has sought to exert more oversight and supervision over offerings that are conducted overseas and/or foreign investments in China based issuers. For example, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by China Securities Regulatory Commission (the “CSRC”), which regulate overseas securities offering and listing activities by China-based companies; the Regulations on Network Data Security Management (the “Network Data Regulation”) issued by the State Council of China on September 24, 2024 and will be effective on January 1, 2025, which requires, among other things, where network data processing activities carried out by a network data processor affect or may affect national security, national security review shall be conducted in accordance with the relevant provisions issued by the state. ; the Revised Cybersecurity Review Measures, jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

As of the date of this filing, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyberspace Administrative of China (the “CAC”) based on the Measures for Cybersecurity Review (2021) and the Network Data Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration of our shares of common stock with the Securities and Exchange Commission (“SEC”). However, it is still uncertain what existing or new laws or regulations will be modified or promulgated, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

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

Although we concluded that we and our subsidiaries are currently not required to obtain any specified permissions from any of the PRC central or local government and that we have not received any denial to registration on the OTC market or to conduct our current business operations, if (x) we inadvertently conclude that such approvals are not required when they are, (y) we do not receive or maintain such permissions or approvals if and when required, or (z) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

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

As of the date of this filing, our PRC subsidiary has distributed $12.9 million (net of withholding tax at $1,4 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. dollars except for number of shares)

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,275,329	$9,324,115
Accounts receivable	619,619	632,541
Other receivables and prepayments	182,825	71,247
Total current assets	9,077,773	10,027,903

NON-CURRENT ASSETS
Plant and equipment, net	64,588	107,014
Operating lease right-of-use assets, net	129,857	27,648
Total non-current assets	194,445	134,662

TOTAL ASSETS	$9,272,218	$10,162,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$240,056	$478,326
Operating lease liabilities, current	45,803	27,648
Tax payables	285,268	337,734
Amount due to a director	3,526	3,508
Total current liabilities	574,653	847,216

NON-CURRENT LIABILITY
Deferred tax liabilities	181,634	184,146
Operating lease liabilities, non-current	71,733	-
Total non-current liabilities	253,367	184,146

TOTAL LIABILITIES	828,020	1,031,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2023: Nil) shares issued and outstanding as of September 30, 2024	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2023: 1,701,181,423) shares issued and outstanding as of September 30, 2024	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	1,543,616	2,329,574
Accumulated other comprehensive income	211,505	112,552
Total stockholders’ equity	8,444,198	9,131,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,272,218	$10,162,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue	$1,670,203	$1,714,786	$4,194,477	$4,597,664
Cost of revenue	(179,352)	(114,040)	(510,490)	(337,175)
Gross profit	1,490,851	1,600,746	3,683,987	4,260,489
Selling expenses	-	(9,277)	(30,123)	(15,995)
General and administrative expenses	(425,341)	(380,211)	(1,273,244)	(1,194,007)
Profit from operations	1,065,510	1,211,258	2,380,620	3,050,487
Other income (expenses):
Interest income	4,970	3,068	14,100	21,568
Exchange gain (loss)	27,957	(2,936)	(14,303)	(56,566)
Sundry income	19,390	9,315	42,782	75,258
Total other income(expenses), net	52,317	9,447	42,579	40,260
Income before income tax	1,117,827	1,220,705	2,423,199	3,090,747
Income tax expense	(414,212)	(479,535)	(997,621)	(1,227,673)
Net income	703,615	741,170	1,425,578	1,863,074
Other comprehensive loss
Foreign currency translation adjustment	168,893	(22,896)	98,953	(115,717)
Total comprehensive income	$872,508	$718,274	$1,524,531	$1,747,357

Net income per share - Basic and diluted	$0.00 *	$0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and nine months ended September 30, 2023

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200

Net income	-	-	-	-	-	-	431,457	-	431,457
Foreign currency translation adjustment	-	-	-	-	-	-	-	(15,494)	(15,494)

Balance as of March 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$478,672	$132,414	$7,300,163

Net income	-	-	-	-	-	-	690,447	-	690,447
Foreign currency translation adjustment	-	-	-	-	-	-	-	(77,327)	(77,327)

Balance as of June 30, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,169,119	$55,087	$7,913,283

Net income	-	-	-	-	-	-	741,170	-	741,170
Foreign currency translation adjustment	-	-	-	-	-	-	-	(22,896)	(22,896)

Balance as of September 30, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,910,289	$32,191	$8,631,557

Three and nine months ended September 30, 2024

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203

Net income	-	-	-	-	-	-	373,496	-	373,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	(64,607)	(64,607)

Balance as of March 31, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,703,070	$47,945	$9,440,092

Net income	-	-	-	-	-	-	348,467	-	348,467
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,333)	(5,333)

Balance as of June 30, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$3,051,537	$42,612	$9,783,226
Net income	-	-	-	-	-	-	703,615	-	703,615
Foreign currency translation adjustment	-	-	-	-	-	-	-	168,893	168,893
Dividends	-	-	-	-	-	-	(2,211,536)	-	(2,211,536)

Balance as of September 30, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,543,616	$211,505	$8,444,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In U.S. dollars)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$1,425,578	$1,863,074
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	39,806	59,558
Amortization of operating lease right-of-use assets	38,171	40,003
Deferred tax	(4,277)	129,523
Changes in operating assets and liabilities:
Other receivables and prepayments	(111,519)	30,257
Accounts receivable	17,942	(437,017)
Other payables and accrued liabilities	(239,162)	(164,298)
Tax payables	(54,072)	301,211
Receipt in advance	-	(1,678)
Operating lease liabilities	(53,263)	(40,003)
Net cash generated from operating activities	1,059,204	1,780,630

Cash flows used in investing activities
Purchase of property, plant and equipment	-	(1,849)

Cash flows used in financing activities
Repayment to a director	-	(164,439)
Dividends paid	(2,211,536)	-
Net cash used in financing activities	(2,211,536)	(164,439)

Effect of exchange rates on cash	103,546	(101,239)

Net (decrease) increase in cash and cash equivalents	(1,048,786)	1,513,103
Cash and cash equivalents at beginning of period	9,324,115	7,193,591
Cash and cash equivalents at end of period	$8,275,329	$8,706,694

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$912,369	$650,101
Withholding taxes	$278,257	$-

Non-cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$137,737	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and changed its name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

The Company, through its wholly owned subsidiaries, mainly engages in provision of digital marketing consultation services in Hong Kong and China.

Company name	Place/date of incorporation	Principal activities
1. Entrepreneurship World Technology Holding Group Company Limited	Hong Kong/May 15, 2019	Plan to provide consulting and promotional services

2. Xian Yunchuang Space Information Technology Co., Ltd.	The People’s Republic of China (“PRC”)/October 18, 2019	Digital marketing consultation services

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on March 28, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2024, its interim condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

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

The Company recognized no impairment of ROU assets as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,862 (as at December 31, 2023: $2,837), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and nine months ended September 30, 2024 and 2023.

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

The Company derived services revenues of $1,622,219 and $1,711,394 for the three months ended September 30, 2024 and 2023, respectively; and $4,163,805 and $4,567,697 for the nine months ended September 30, 2024 and 2023, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Consultancy services	$1,670,203	$1,714,786	$4,194,477	$4,591,688
Sourcing and marketing services	-	-	-	5,976
	$1,670,203	$1,714,786	$4,194,477	$4,597,664

Revenue by recognition over time vs point in time

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue recognized at a point in time	$1,670,203	$1,714,786	$4,194,477	$4,597,664
Revenue recognized over time	-	-	-	-
	$1,670,203	$1,714,786	$4,194,477	$4,597,664

Revenue recorded on a gross vs net basis

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue recorded on a gross basis	$1,670,203	$1,714,786	$4,194,477	$4,591,688
Revenue recorded on a net basis	-	-	-	5,976
	$1,670,203	$1,714,786	$4,194,477	$4,597,664

Cost of revenue

Cost of revenues consists primarily of employee compensation which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $18,977 and $18,773 for the three months ended September 30, 2024 and 2023, respectively; and $59,066 and $64,921 for the nine months ended September 30, 2024 and 2023, respectively.

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

Nine months ended September 30, 2024
Balance sheet, except for equity accounts	RMB 7.0181 to US$1.00
Income statement and cash flows	RMB 7.1876 to US$1.00

Nine months ended September 30, 2023
Balance sheet, except for equity accounts	RMB 7.2948 to US$1.00
Income statement and cash flows	RMB 7.0313 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of September 30, 2024 and December 31, 2023, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023

Net income	$703,615		$741,170		$1,425,578		$1,863,074

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three and nine months ended September 30, 2024 and 2023 and the weighted average number of ordinary shares outstanding.

For the three and nine months ended September 30, 2024 and 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
Motor vehicle	$362,920	$359,818
Office equipment	7,737	11,061
	370,657	370,879
Less: Accumulated depreciation	(306,069)	(263,865)
Plant and equipment, net	$64,588	$107,014

Depreciation expenses, classified as operating expenses, were $10,116 and $19,260 for the three months ended September 30, 2024 and 2023, respectively; and $39,806 and $59,558 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and nine months ended September 30, 2024 and 2023:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sundry income
Zhongchuang Boli	$1,976	$1,952	$5,906	$6,038

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	September 30, 2024	December 31, 2023
Amount due to a director
- Mr. Guolin Tao	$3,526	$3,508

The amount due to director as of September 30, 2024 and December 31, 2023 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Account receivables	$619,619	$632,541
Less: Allowance for doubtful accounts	-	-
	$619,619	$632,541

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deposits and other receivables	$29,594	$16,186
Prepayments	153,231	55,061
	$182,825	$71,247

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Other payables	$64,634	$61,503
Salary payable	28,065	107,755
Accrued audit fees	50,000	195,000
Value-added tax and other taxes payables	91,057	62,068
Other accrued expenses	6,300	52,000
	$240,056	$478,326

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of September 30, 2024 and December 31, 2023, are also considered under restriction for distribution.

No additional statutory reserves is recorded in September 30, 2024 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and nine months ended September 30, 2024 and 2023.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary as of September 30, 2024 and December 31, 2023 were $1,494,973 and $2,002,008, respectively. As of September 30, 2024 and December 31, 2023, the Company recognized deferred tax liabilities of $149,497 and $200,201, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Current tax:
China	$279,343	$377,892	$719,168	$951,312

Deferred tax
Hong Kong	99,763	102,318	231,263	276,069
China	35,106	(675)	47,190	292
Total	$414,212	$479,535	$997,621	$1,227,673

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income before income tax	$1,117,827	$1,220,705	$2,423,199	$3,090,747
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	234,744	256,348	508,872	649,057
Reconciling items:
Non-deductible expenses and change of valuation allowance	27,209	60,856	116,632	151,683
Tax paid (Over-provision) for prior year	-	-	7,488	(9,452)
Rate differential in different tax jurisdictions	52,496	60,013	133,366	160,316
Deferred tax provided on dividends withholding tax of PRC subsidiaries	99,763	102,318	231,263	276,069
Income tax expense	$414,212	$479,535	$997,621	$1,227,673

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 are presented below:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Accelerated depreciation	$1,434	$3,840
Deductible temporarily difference arising from other payable	12,321	12,215
Less: Net off with deferred tax liabilities for financial reporting purposes	(13,755)	(16,055)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$149,497	$200,201
Taxable temporarily difference arising from account receivables	45,892	-
Less: Net off with deferred tax assets for financial reporting purposes	(13,755)	(16,055)
Net total deferred tax liabilities	$181,634	$184,146

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,584 (RMB32,951) per month. On June 12, 2024, the Company renewed this lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $4,010 (RMB28,821) per month.

Operating lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating lease cost – straight line	12,079	14,059	39,536	42,177
Total lease expense	$12,079	$14,059	$39,536	$42,177

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024:

Operating leases

Remainder of 2024	$12,320
2025	49,280
2026	49,280
2027	12,320
Thereafter	-
Total undiscounted cash flows	123,200
Less: imputed interest	(5,664)
Present value of lease liabilities	$117,536

Lease term and discount rate

September 30, 2024
Weighted-average remaining lease term - year	2.79
Weighted-average discount rate (%)	3.45%

Supplemental cash flow information related to lease where the Company was the lessee for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Nine months ended September 30,
	2024	2023
Operating cash outflows from operating lease	$39,536	$42,177

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2024 and December 31, 2023.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2024 and December 31, 2023.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a) Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
Customer A	$908,493	54%	$1,364,218	80%
Customer B	168,250	10%	*	*	%

*	Comprised less than 10% of net revenue for the respective period.

	Nine months ended September 30,
	2024		2023
Customer A	$2,589,548	62%	$3,427,497	75%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Customer A	$294,056	47%	$513,083	81%

For the three and nine months ended September 30, 2024 and 2023, the Company derived services revenues of $1,622,219   and $1,711,394 for the three months ended September 30, 2024 and 2023, respectively; and $4,163,805   and $4,567,697 for the nine months ended September 30, 2024 and 2023, respectively, through the APP platform managed by Xian CNT, represented 99.5%, 99.8%, 99.3% and 99.3% of our total revenue, respectively. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the condensed consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
Service vendor A	$81,046	45%	$-

	Nine months ended September 30,
	2024		2023
Service vendor A	$81,046	16%	$-

There was no service vendor that individually comprised 10% or more of accounts payable as of September 30, 2024 and December 31, 2023.

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2024 and December 31, 2023, $8,275,329 and $9,324,115 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of September 30, 2024, the Company held cash of $1,419,221 deposited in financial institutions located in Mainland China, and each bank account is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $71,244). The amount in excess of government insured in Mainland China is $1,205,488. The Company also held cash of $6,853,246 deposited in financial institutions located in Hong Kong, and each bank account is insured by the government authority with the maximum limit of HKD500,000 (equivalent to $64,355). The amount in excess of government insured in Hong Kong is $6,788,891. In addition, the Company held cash of $2,862 in accounts managed by online payment platforms such as Alipay which is not insured by Federal Deposit Insurance Corporation or other insurance. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

EUBG is a holding company for its operating subsidiaries that provide marketing consultancy services and sourcing and marketing services in China. While substantially all of our operations are located in China, we currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the Chinese government may exert certain supervision over the operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Segment and Related Information

We operate as a single reportable segment “provision of consulting, sourcing and marketing services in China”.

Results of Operations and Financial Condition

Results of Operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$1,670,203	100%	$1,714,786	100%
Cost of revenue	(179,352)	(11)%	(114,040)	(7)%
Gross profit	1,490,851	89%	1,600,746	93%
Selling Expenses:	-	-%	(9,277)	(1)%
General and administrative expenses	(425,341)	(25)%	(380,211)	(22)%
Total other income, net	52,317	3%	9,447	1%
Income before income tax	1,117,827	67%	1,220,705	71%
Income tax expense	(414,212)	(25)%	(479,535)	(28)%
Net income	$703,615	42%	$741,170	43%

Revenue and cost of revenue

During the three months ended September 30, 2024, we generated revenue of $1,670,203, which represents a decrease of $44,583 or 2.6% as compared to the same period in the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by 455,815. However, this decrease was partly offset by a $411,053 increase in our other consultation services.

Cost of revenue for the three months ended September 30, 2024 was $179,352, which represented an increase of $65,312 or 57.3% as compared to the same period in the prior year. The increase in cost of revenue is mainly due to the introduction of a new service provider.

Profit margin for the three months ended September 30, 2024 was 89.3%, which represents a decrease of 4.1% as compared to the same period in the prior year. It indicates that the additional consultancy costs and labor costs involved in the cost of revenue outweighed the slight increase in revenue, resulting in a lower profit margin.

As a result of the above, the gross profit was $1,490,851 for the three months ended September 30, 2024, which represented a decrease of $109,895 or 4.1% as compared to the same period in the prior year.

Selling expenses

During the three months ended September 30, 2024, no selling expense was incurred. Our goal has been to maintain lower selling expenses.

General and administrative expenses

During the three months ended September 30, 2024, we incurred $425,341 general and administrative expenses, which represented an increase of $45,130 or 11.9% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the three months ended September 30, 2024, we recorded net other income of $52,317, which represented a difference of $42,870 or 453.8% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributed to the unrealized exchange gain recorded as a result of the appreciation of the RMB against the HKD.

Income tax expense

During the three months ended September 30, 2024, we incurred income tax expense of $414,212, which represented a decrease of $65,323 or 13.6% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended September 30, 2024, our income tax expenses comprised of current tax expenses and deferred tax expenses of $279,343 and $134,869, respectively, compared to current tax expenses and deferred tax expenses of $377,892 and $101,643 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $703,615 and $741,170 for the three months ended September 30, 2024 and 2023, respectively.

Results of Operations for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$4,194,477	100%	$4,597,664	100%
Cost of revenue	(510,490)	(12)%	(337,175)	(7)%
Gross profit	3,683,987	88%	4,260,489	93%
Selling Expenses:	(30,123)	(1)%	(15,995)	* %
General and administrative expenses	(1,273,244)	(30)%	(1,194,007)	(26)%
Total other income, net	42,579	1%	40,260	1%
Income before income tax	2,423,199	58%	3,090,747	67%
Income tax expense	(997,621)	(24)%	(1,227,673)	(27)%
Net income	$1,425,578	34%	$1,863,074	41%

* Less than 1%

Revenue and cost of revenue

During the nine months ended September 30, 2024, we generated revenue of $4,194,477, which represents a decrease of $403,187 or 8.8% as compared to the same period in the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $831,973 in the current period. However, this decrease was partly offset by a $428,786 increase in our other consultation services.

Cost of revenue for the nine months ended September 30, 2024 was $510,490, which represented an increase of $173,315 or 51.4% as compared to the same period in the prior year. The increase in cost of revenue is mainly due to the introduction of a new service provider and the salary adjustments for certain employees.

Profit margin for the nine months ended September 30, 2024 was 87.8%, which represents a decrease of 4.8% as compared to the same period in the prior year. It indicates that the additional consultancy costs and labor costs involved in the cost of revenue outweighed the slight increase in revenue, resulting in a lower profit margin.

As a result of the above, the gross profit was $3,683,987 for the nine months ended September 30, 2024, which represented a decrease of $576,502 or 4.8% as compared to the same period in the prior year.

Selling expenses

During the nine months ended September 30, 2024, we incurred $30,123 selling expenses, which represented an increase of $14,128 or 88.3% as compared to the same period in the prior year. Our goal has been to maintain lower selling expenses.

General and administrative expenses

During the nine months ended September 30, 2024, we incurred $1,273,244 general and administrative expenses, which represented an increase of $79,237 or 6.6% as compared to the same period in the prior year. Our general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the nine months ended September 30, 2024, we recorded net other income of $42,579, which represented a difference of $2,319 or 5.8% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The slight difference is primarily attributed to certain sundry income recorded in the last year that did not recur in the current period and the lower of unrealized exchange loss recorded as a result of the depreciation of the RMB against the HKD in the current period.

Income tax expense

During the nine months ended September 30, 2024, we incurred income tax expense of $997,621, which represented a decrease of $230,052 or 18.7% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the nine months ended September 30, 2024, our income tax expenses comprised of current tax expenses and deferred tax expenses of $719,168 and $278,453, respectively, compared to current tax expenses and deferred tax expenses of $951,312 and $276,361 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $1,425,578 and $1,863,074 for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$8,275,329	$9,324,115
Total current assets	9,077,773	10,027,903
Total assets	9,272,218	10,162,565
Total liabilities	828,020	1,031,362
Retained earnings	1,543,616	2,329,574
Total equity	$8,444,198	$9,131,203

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2024	2023
Net cash generated from operating activities	$1,059,204	$1,780,630
Cash flows used in investing activities	-	(1,849)
Cash flows used in financing activities	(2,211,536)	(164,439)
Effect of exchange rate changes on cash and cash equivalents	103,546	(101,239)
Cash and cash equivalents, beginning of period	9,324,115	7,193,591
Cash and cash equivalents, end of period	$8,275,329	$8,706,694

Cash generated from operating activities

Net cash generated from operating activities for the nine months ended September 30, 2024 was $1,059,204, which represented a decrease of $721,426 or 40.5% as compared to the same period in the prior year. The decrease of operating cash flows mainly resulted from a combination of below operating activities changes:

Net income was $1,425,578 for the nine months ended September 30, 2024, as compared to $1,863,074 for the nine months ended September 30, 2023. The decrease of net income of $437,496 or 23.5% was primarily due to the decrease in revenue attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $831,973 in the current period.

Cash outflow arising from deferred tax adjustment was $4,277 for the nine months ended September 30, 2024, as compared to cash inflow of $129,523 as compared to the same period in the prior year. The difference was mainly due to our PRC subsidiary generated net profits of $1,425,578 and $1,863,074 respectively, for the nine months ended September 30, 2024 and 2023; while the PRC subsidiary distributed dividends of RMB20,000,000 (equivalent to $2,782,570) to our Hong Kong subsidiary in current year, representing double the amount compared to the same period in the prior year.

Cash inflow of trade receivables was $17,942 for the nine months ended September 30, 2024, as compared to cash outflow of $437,017 for the nine months ended September 30, 2023. The changes in cash flow from trade receivables were primarily attributed to the changes in the consultation business. For the nine months ended September 30, 2024, the decrease in the consultation business compared to the previous period end resulted in a lower trade receivables balance and a cash inflow of $17,942. On the other hand, for the nine months ended September 30, 2023, the consultation business experienced significant growth compared to the previous period end, leading to a higher trade receivables balance and a cash outflow of $437,017.

Cash outflow of other receivables and prepayments was $111,519 for the nine months ended September 30, 2024, as compared to cash inflow of $30,257 for the nine months ended September 30, 2023. The change in cash flow of $141,776 was primarily due to prepayments for a consulting service for market research totaling $78,083 and professional fees of $60,000 as of September 30, 2024.

Cash outflow of tax payables was $54,072 for the nine months ended September 30, 2024, as compared to cash inflow of $301,211 for the nine months ended September 30, 2023. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the period. For the nine months ended September 30, 2024, the income tax provision was $719,168 less than the income tax paid of $912,369, leading to the cash outflow of $54,072. Conversely, for the nine months ended September 30, 2023, the income tax provision was $951,312 exceeded the income tax paid of $650,101, resulting the cash inflow of $301,211.

Cash flows used in investing activities

No cash movement of investing activities was resulted for the nine months ended September 30, 2024. The cash used in investing activities for the nine months ended September 30, 2023 was due to purchase of property, plant and equipment.

Cash flows used in financing activities

The cash used in financing activities for the nine months ended September 30, 2024 was due to dividends paid of $2,211,536 to the shareholders. The cash used in financing activities for the nine months ended September 30, 2023 was due to repayment to a director for the amount advanced by a director.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of September 30, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	123,200	49,280	73,920	-	-
TOTAL	$123,200	$49,280	$73,920	$-	$-

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Dividends

On August 26, 2024, our Board of Directors declared a special on-time cash dividend of $0.0013 per share, totaling approximately 2.2 million, paid on or about September 12, 2024 to our shareholders of record as of August 30, 2024.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of September 30, 2024.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

1.	We plan to formalize and provide training, on certain policies, including cash control.

2.	We plan, as funding permits, to engage a third-party consultant to help evaluate and improve the design of appropriate information technology controls.

3.	We plan, as funding permits, to appoint additional personnel with U.S. GAAP and SEC reporting experience to assist with the preparation of our financial reporting.

4.	Prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions, in a timely manner.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Entrepreneur Universe Bright Group

Date: November 13, 2024	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)