Form 10-K
period 2024-12-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2025-03-28
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: +86-029 - 86100263

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 28, 2024, was $175,077,868.92.

As of March 18, 2025, there were 1,701,181,423 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Recently, the PRC government has sought to exert more oversight and supervision over offerings that are conducted overseas and/or foreign investments in China based issuers. For example, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by China Securities Regulatory Commission (the “CSRC”), which regulate overseas securities offering and listing activities by China-based companies; the Regulations on Network Data Security Management (the “Network Data Regulation”) was issued by the State Council of China on September 24, 2024 and has been effective on January 1, 2025, which requires, among other things, where network data processing activities carried out by a network data processor affect or may affect national security, national security review shall be conducted in accordance with the relevant provisions issued by the state. ; Measures for Cybersecurity Review (2021) , jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Item 1A. Risk Factors— Risks associated with doing business in China — The PRC government has the ability to exert substantial supervision over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.”

As of the date of this Annual Report, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC based on the Measures for Cybersecurity Review (2021) and the Network Data Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to the registration of our shares of common stock with the Securities and Exchange Commission (“SEC”). However, it is still uncertain what existing or new laws or regulations will be modified or promulgated, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

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

As of the date of this Annual Report, our PRC subsidiary has distributed $12.4 million (net of withholding tax at $1.4 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

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

Since the Form 15 filing on August 20, 2007, and prior to the Custodianship, the Company’s management believes that it was inactive with no business operations. In December 2018, XTC filed a Certificate of Revival for a revival of its charter, effective December 13, 2018, with the Nevada Secretary of State. XTC acted together with MXD Inc. (“MXD”) to revive the Company and to get current. MXD is a private company incorporated in the State of Colorado. As the president of XTC is also the president of MXD, the Company considered that the XTC and MXD are under common control.

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

We face various legal and operational risks and uncertainties related to being based in and having substantially all of our operations in China. The PRC government has significant oversight and discretion to exert certain influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of the Company’s common stock or could significantly limit or completely hinder the Company’s ability to offer or continue to offer Stocks and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Associated with doing business in China — “The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless; — The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us; — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore, the Company’s susceptibility to such laws is unknown.”

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

As of the date of this Annual Report, our PRC subsidiary has distributed $12.4 million (net of withholding tax at $1.4 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Summary of Risk Factors – Risks Related to Doing Business in the PRC” and “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes. As of December 31, 2024 and December 31, 2023, total undistributed profits of the Company’s PRC subsidiary were $2,186,663 and $2,002,008, respectively. We have recognized deferred tax liabilities of $218,666 and $200,201, respectively, in respect of the undistributed profits. For more details, please refer to consolidated financial statements and related notes included elsewhere in this Annual Report.

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

Summary of Risk Factors

Investing in the common stock of EUBG involves significant risks. You should carefully consider all of the information in this Annual Report before making an investment in the Company’s common stock. Below please find a summary of the principal risks we face, organized under relevant headings. Importantly, this summary does not address all of the risks that we face. These risks are discussed more fully in the section titled “Risk Factors” beginning on page 34 of this Annual Report.

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

As of the date of this Annual Report, our PRC subsidiary has distributed $12.4 million (net of withholding tax at $1.4 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. For more details for the withholding tax paid, see our audited consolidated financial statements for the year ended December 31, 2024 and 2023.

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

Our integrated service platform focuses on strategic digital marketing and consulting services. The establishment of our platform is to serve the digital marketing strategy needs of the start-up business companies and small-size companies. Our PRC subsidiary offers our digital marketing on e-commerce solution plan to these companies in order for them to provide products to their customers. Our mission is to help start-up companies and small-size companies and guide these companies’ founders in utilizing our digital marketing consulting plan to reach their business goals. Our marketing consultation on e-commerce solution plan aim to bring online traffic and attention from the markets for our customers to conduct their e-commerce and build their brands. Our customers are mainly private companies which need digital marketing services for branding or engaging in e-commerce.

Historically, we offered offer key opinion leader (KOL) related training services aimed to help our customers become a certified livestream sales talents. However, as of March 2022, we no longer offer KOL related training services due to changes in government policies and regulations.

As of December 31, 2024, we had 20 full-time employees. Full-time positions include CEO, CFO, President, V.P., Product Department, Sales Department, Customers Services Department, Administrative staffs, and Financial department. We anticipate adding approximately 3 additional employees in 2025 to our Customer Services Department and Sales and Marketing Department.

Except for the nine (9) trademarks owned by the PRC subsidiary, we do not own or control any intellectual property rights, such as patents, franchise or concessions, except the trademarks owned by the PRC Subsidiary.

We do not need any government approvals of principal services.

Our main service is marketing consultancy, which focuses on digital marketing consulting.

Digital Marketing Consulting:

Our PRC subsidiary provides a full range of services (include consultancy, sourcing and marketing services) to assist our clients and customers in selling their products. With our professional knowledge and practical experience, we use various marketing methods to increase brand awareness in the local market and ultimately drive sales. Our PRC subsidiary works outward from a client’s brand strategy and existing online assets to define the optimal digital footprint for the brand.

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

For the years ended December 31, 2024 and 2023, we derived services revenues of $5,222,370 and $6,154,427, respectively, through the APP platform, represented 99% and 99% of our total revenue.

In the future, our PRC subsidiary plans to expand our marketing consulting services to include, but is not limited to: Diagnosing marketing strategy options, assisting in establishing complete marketing system, positioning branding, branding image design and broadcasting, online and off-line sales channel setup, products development plans, marketing model setup, choosing e-commerce platform, proposing digital marketing projects, enhancing e-commerce traffic, and acting as sales agent for our clients, and business marketing training (marketing strategy, sales techniques, customer services, management knowledges, and e-commerce traffic generating, etc.)

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

Our operations for the year ended December 31, 2024 depended on one major customer

For the year ended December 31, 2024, the customer for our PRC subsidiary that constitutes a greater-than ten percent (10%) contribution to net revenues is Zhongchuang Boli Technology Holdings Co., Ltd (61%) who is a marketplace operator conducting consultancy service with our PRC subsidiary.

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

For the years ended December 31, 2024 and 2023, we derived services revenues of $5,222,370 and $6,154,427, respectively, through the APP platform, represented 99% and 99% of our total revenue. In case Xi’an CNT suspends the Platform, or the normal operation of the Platform is disrupted, or our customers are denied access to the Platform, our revenue will be significantly affected.

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

In addition, our PRC subsidiary is permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with the Accounting Standards for Business Enterprise as promulgated by the Ministry of Finance of the PRC, or the PRC GAAP. The aggregate distributable retained earnings for our PRC subsidiary as determined under the Accounting Standards for Business Enterprise were RMB14.7 million and RMB14.6 million as of December 31, 2024 and 2023, respectively. Pursuant to the laws and regulations applicable to China’s foreign investment enterprises, our subsidiary that is foreign investment enterprise in the PRC has to make appropriation from their after-tax profit, as determined under PRC GAAP, to reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The appropriation to the general reserve fund must be at least 10% of the after-tax profits calculated in accordance with PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of our subsidiary. As of the date of this Annual Report, our PRC subsidiary has contributed 50% of the registered capital to general reserve fund. Appropriation to the other two reserve funds are at our subsidiary’s discretion. Our PRC subsidiary did not make any contributions to the enterprise expansion fund or the staff and bonus welfare fund during each period presented. The restricted amounts of our PRC subsidiary totaled RMB457,499 (US$65,911) as of December 31, 2024 and 2023, respectively. See “Governmental Regulation in relation to Company’s business - Regulations related to Dividend Distribution”.

As of the date of this Annual Report, our PRC subsidiary has distributed $12.4 million (net of withholding tax at $1.4 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends for our China subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends for our Hong Kong subsidiary to its US parent holding company.

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

In addition, the Network Data Regulation was issued by the State Council of China on September 24, 2024 and has been effective on January 1, 2025, which requires, among other things, where network data processing activities carried out by a network data processor affect or may affect national security, national security review shall be conducted in accordance with the relevant provisions issued by the state.

As the Measures for Cybersecurity Review (2021) and the Network Data Regulation are newly published, the exact scope of “critical information infrastructure operators” and “data processing operators” under the above regulations and the current regulatory regime remains unclear, and the PRC government authorities may have certain discretion in the interpretation and enforcement of these laws. Currently, the Measures for Cybersecurity Review (2021) and the Network Data Regulation have not materially affected our business and operations, but in anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, our PRC subsidiary faces potential risks if we are deemed as a critical information infrastructure operator or data processing operator under the PRC cybersecurity laws and regulations. In such case, we must fulfill certain obligations as required under the PRC cybersecurity laws and regulations, including, among others, storing personal information and other important data collected and produced within the PRC territory as part of our operations in China (as we currently do in our operations), and we may be subject to lengthy cybersecurity review and other enhanced regulatory requirements when purchasing internet products and services or conducting data processing activities. We may face challenges in addressing such enhanced regulatory requirements and make necessary changes to our internal policies and practices in data privacy and cybersecurity matters. See “Risk Factors — Risks Related to Our Business and Industry —  Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees ” and “Risk Factors — Risks associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

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

In addition, in June 2018 the MOFCOM and the NDRC promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, which became effective on July 28, 2018 and was further updated on June 30, 2019, June 23, 2020, December 27, 2021 and November 1, 2024.

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

Regulations Related to Mobile Internet Applications Information Services

Mobile Internet applications and application stores are specifically regulated by the Administrative Provisions on Mobile Internet Applications Information Services, or the App Provisions, which were promulgated by the CAC, on June 28, 2016, became effective on August 1, 2016. On June 14, 2022, the CAC amended the foregoing App Provisions, which was implemented on August 1, 2022. Pursuant to the App Provisions, owners or operators of mobile apps that provide information services are required to be responsible for personal information protection, observe the principles of legality, appropriateness, necessity and good faith, and comply with the relevant provisions. Furthermore, Mobile Internet application providers shall not, for any reason, force users to consent to personal information processing, or refuse users to use their basic functions and services on the ground that users refuse to provide unnecessary personal information.

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

Regulations Related to Internet Culture Activities

On February 17, 2011, the MOC promulgated the Interim Administrative Provisions on Internet Culture, or the Internet Culture Provisions, which became effective on April 1, 2011, and was amended on December 15, 2017. The Internet Culture Provisions require ICP services providers engaging in commercial “internet culture activities” to obtain an Internet Culture Business Operating License from the MOC. “Internet cultural activity” is defined in the Internet Culture Provisions as an act of provision of internet cultural products and related services, which includes (i) the production, duplication, importation, and broadcasting of the internet cultural products; (ii) the online dissemination whereby cultural products are posted on the internet or transmitted via the internet to end-users, such as computers, fixed-line telephones, mobile phones, television sets and games machines, for online users’ browsing, use or downloading; and (iii) the exhibition and comparison of the internet cultural products. In addition, “internet cultural products” is defined in the Internet Culture Provisions as cultural products produced, broadcast and disseminated via the internet, which mainly include internet cultural products specially produced for the internet, such as online music entertainment, online games, online shows and plays (programs), online performances, online works of art and online cartoons, and internet cultural products produced from cultural products such as music entertainment, games, shows and plays (programs), performances, works of art, and cartoons through certain techniques and duplicating those to internet for dissemination.

As of date of the Annual Report, we have not received any inquiry or notice from the PRC government concerning our compliance of such regulations. However, there can be no assurance that the PRC government will ultimately take a view that is consistent with ours.

Regulations Related to Consumer Rights Protection

The Consumer Rights and Interests Protection Law of the PRC, or the Consumer Protection Law, promulgated by the SCNPC on October 31, 1993, and most recently amended on October 25, 2013 (effective as of March 15, 2014), and the Online Trading Measures issued by the SAIC on January 26, 2014 (effective as of March 15, 2014), set out the obligations of business operators and the rights and interests of the customers. For example, business operators must guarantee the quality, function, usage, term of validity, personal or property safety requirement of the goods and services and provide customers with authentic information about the goods and services. Consumer whose legitimate rights and interests are harmed in the purchase of goods or receipt of services rendered through an online trading platform may seek compensation from the seller or the service provider.

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

Domain name

The domain names are protected under the Administrative Measures on the Internet Domain Names, or the Domain Name Measures, which was promulgated by the MIIT and became effective in November 2017. The MIIT is the major regulatory body responsible for the administration of the PRC internet domain names, under supervision of which China Internet Network Information Center, or the CNNIC, is responsible for the daily administration of CN domain names and PRC domain names. Pursuant to the Domain Name Measures, the registration of domain names adopts the “first to file” principle and the registrant shall complete the registration via the domain name registration service institutions. In the event of a domain name dispute, the disputed parties may lodge a complaint to the designated domain name dispute resolution institution to trigger the domain name dispute resolution procedure in accordance with the China ccTLD Dispute Resolution Policy and China ccTLD Dispute Resolution Policy Rules, file a suit to the People’s Court, or initiate an arbitration procedure.

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

By means of making loans, WFOE is subject to the relevant PRC laws and regulation relating to foreign debts. On January 8, 2003, the State Development Planning Commission, SAFE, and Ministry of Finance, or MOF, jointly promulgated the Circular on the Interim Provisions on the Management of Foreign Debts, or the Foreign Debts Provisions, which became effective on March 1, 2003, and was amended in July, 2022. Pursuant to Foreign Debts Provisions, the total amount of foreign loans received by a foreign-invested company shall not exceed the difference between the total investment in projects as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company. In addition, on January 12, 2017, the People’s Bank of China, or PBOC, issued the Circular on Full-Coverage Macro-Prudent Management of Cross-Border Financing, or the PBOC Circular 9, which sets out the statutory upper limit on the foreign debts for PRC non-financial entities, including both foreign-invested companies and domestic-invested companies, and the macro-prudential adjustment parameter is 1. Pursuant to the PBOC Circular 9, the foreign debt upper limit for both foreign-invested companies and domestic-invested companies is calculated as twice the net asset of such companies. As to net assets, the companies shall take the net assets value stated in their latest audited financial statement. On March 11, 2020, the PBOC and SAFE promulgated the Circular of the People’s Bank of China and the State Administration of Foreign Exchange on Adjusting the Macro-prudential Regulation Parameter for Full-covered Cross-border Financing, which provides that based on the current macro economy and international balance of payments, the macro-prudential regulation parameter as set forth in the PBOC Circular 9 is updated from 1 to 1.25.

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

Regulations Related to Tax

Enterprise Income Tax

On March 16, 2007, the SCNPC promulgated the EIT Law, which was recently amended on December 29, 2018. On December 6, 2007, the State Council enacted the Regulations for the Implementation of the Enterprise Income Tax Law, which was lately amended on December 6, 2024. Under the EIT Law and relevant implementation regulations, both resident enterprises and non-resident enterprises are subject to the enterprise income tax so long as their income is generated within the territory of PRC. “Resident enterprises” are defined as enterprises that are established in China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but are actually or in effect controlled from within the PRC. “Non-resident enterprises” are defined as enterprises that are organized under the laws of foreign countries and whose actual management is conducted outside the PRC, but have established institutions or premises in the PRC, or have no such established institutions or premises but have income generated from inside the PRC. Under the EIT Law and relevant implementing regulations, a uniform corporate income tax rate of 25% is applied. If non-resident enterprises have not formed permanent establishments or premises in the PRC, or if they have formed permanent establishment or premises in the PRC but there is no actual relationship between the relevant income derived in the PRC and the established institutions or premises set up by them, however, enterprise income tax is set at the rate of 10% with respect to their income sourced from inside the PRC.

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

Withholding Tax

The EIT Law and its implementation rules  provide that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

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

Intellectual Property

As of December 31, 2024, our PRC subsidiary owns the following trademarks registered or acquired in the PRC:

No.	Name of trademarks in English	Name of trademarks in Original Language	Place of registration
1	FU	FU	PRC
2	Chui Da Xian	炊大仙	PRC
3	Wu Shui	兀水	PRC
4	Mei Fei Se Wu	眉飞色舞	PRC
5	Zhi Yao Ai Shang Ni	只要爱上你	PRC
6	Jin dao bo	金稻伯	PRC
7	Qin Ben Liang Li	亲本靓丽	PRC
8	EUBG*	EUBG	PRC
9	Qin Ben Liang Li Mei Mei Da*	亲本靓丽美美哒	PRC

*	The trademark applications are still under review.

Other than our above-mentioned trademarks that we own in China, we do not currently hold any other intellectual property rights. While we use reasonable efforts to protect our trade and business secrets, we cannot assure you that our employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties.

We have 9 trademarks registered or under application in China, which bring value to our business because we are engaged in promoting them to brand names for certain products. As a start-up marketing consulting company, we have a strategy goal that we own certain brand names and trademarks which we can promote them in different industries and products. For example, for the trademark “Fu” – we intend to use it on certain medical and health sanitary industry, such as masks; for the trademark “Chui Da Xian” – we intend to use it on kitchen wares products; for the trademark “Wu Shui ” – we intend to use it on water cups and tea cups products; for the trademark “MeiFei Se Wu” – we intend to use it on female sanitary products; for the trademark “Zhi Yao Ai Shang Ni” – we intend to use it on jewelry products; for the trademark “Jin Dao Bo” – we intend to use it on Agriculture products, such as rice; for the trademarks “Qin Ben Liang Li” and “Qin Ben Liang Li Mei Mei Da” – we intend to use them on Cosmetics products; for the trademark “EUBG” – we intend to use it on luxury products. We plan to enhance licensing these trademarks to our customers who intend to sell their products in these related industry, then we may not only provide our marketing consulting services to our customers, but also create the profit sharing when we successfully promote our customer’s products with our licensed brands.

Property

We lease 289.12 square meter office space in China at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road Xi’an, China. Our rent for the office space in Xi’an, China, is $48,110 per year, with a lease term of 3 years which terminates in July 2027. We believe that our current offices are suitable and adequate to operate our business at this time. We do not own any real property.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

Employees

As of December 31, 2024, we employed approximately 20 employees as follows, 2 in management, 6 in sales and customer services, 4 in finance department, and 8 in administration.

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

We, through our operating PRC subsidiary in China, have been in business since October 2019 as a consulting company, which focuses on includes digital marketing consulting. We have only been profitable since the year ended December 31, 2019. As a development-stage company, our business strategies and model are constantly being tested by the market and operating results, and we work to adjust our allocation of resources accordingly. As such, our business may be subject to significant fluctuations in operating results in terms of amounts of revenues and the percentages of the total revenue with respect to the business segments.

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

Our business achieved rapid growth in 2024 primarily driven by the expansion of our consultation services in the live streaming industry. This growth was specifically attributed to our collaboration with a client engaged in the live streaming business. Our revenue was $5,274,495 and $6,238,926 for the years ended December 31, 2024 and 2023, respectively. Our net income was $1,487,630 and $2,282,359 for the years ended December 31, 2024 and 2023, respectively. However, our historical growth rate and the limited history of operation make it difficult to evaluate our future prospects. We may not be able to sustain our historically growth or may not be able to grow our business at all.

If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.

We have been in business since October 2019 as a consulting company. Our revenue for the year ended December 31, 2024, was $5,274,495, compared to $6,238,926 for the year ended December 31, 2023, representing a decrease of $964,431 or 15.5% as compared with the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $1,430,470. However, this decrease was partly offset by a $471,979 increase in our other consultation services. Our planned expansion will place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

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

The digital marketing consulting business is a industry where new competitors can easily enter into since there are no significant barriers to entry. Our operating subsidiaries also face many competitors in the marketing consulting industry where a number of competitors have been in business longer than us. Competing companies may have significantly greater financial and other resources than we have and may offer services that are more attractive to prospective clients; increased competition would have a negative impact on both our revenues and our profit margins.

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

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. Our business operations depend on China’s overall economy and demand for our services, which could be disrupted by health epidemics. However, there remains much uncertainty as to what impact could be and what extent the impact could have on our long-term business outlook as outbreaks of viruses or other illnesses could significantly decrease the demand for our services, which could lead to more disruptions to our operations and adversely affect our financial condition and results of operations.

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

On February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which took effect from March 31, 2023. Pursuant to the Overseas Listing Trial Measures, if we intend to offer or list our securities in other overseas markets, we need to file with CSRC within three business days of submitting the application documents for the offering or listing. Failure to perform our filing obligations may result in penalties imposed on the PRC Company and responsible officers.

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

On December 28, 2021, the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations jointly published Measures for Cybersecurity Review (2021), which became effective on February 15, 2022 and require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong. In addition, the Network Data Regulation was issued by the State Council of China on September 24, 2024 and has been effective on January 1, 2025, which requires, among other things, where network data processing activities carried out by a network data processor affect or may affect national security, national security review shall be conducted in accordance with the relevant provisions issued by the state.

It remains unclear how Measures for Cybersecurity Review (2021) and the Network Data Regulation will be interpreted and implemented. Therefore, it remains uncertain whether we will be required to obtain regulatory approvals from the CAC or any other PRC governmental authorities for offerings outside of Chinese mainland.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The PRC government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. The application of the cybersecurity law in certain circumstances may change from time to time. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information. Measures for Cybersecurity Review (2021), which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities.

We attach great importance to data security, cyber security and personal information protection, and the evolvement of applicable PRC laws and regulations therewith, and we are in compliance with laws and regulations with respect to data security, cyber security and personal information protection in all material aspects. As of the date of this Annual Report, our PRC subsidiary, the main operating entity of ours, has implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information to make sure its compliance with relevant PRC laws and regulations. The main internal policies and measures are as follows: (i) for customer data processing, our PRC subsidiary deploys the access control mechanism on the server side, adopts the principle of minimum authorization for the staff who may contact end users’ personal data; (ii) our PRC subsidiary’s operating systems and database systems have password complexity requirements; (iii) our PRC subsidiary has established Information Security Committee and appoints the CEO, Mr. Guolin Tao to be the head of the committee; (iv) our PRC subsidiary has formulated a cybersecurity contingency plan and will conduct training and safety drills every year in preparation for any emergency cybersecurity incidents; (v) our PRC subsidiary has established data privacy policies to ensure that its collection of data is conducted in accordance with applicable laws and regulations and that the collection is for legitimate purposes as set out in its agreements.

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

Our PRC subsidiary failed to deposit adequate contributions to the housing funds for all of its employees, but has not received any notice of warning or been subject to penalties or other disciplinary action from the relevant governmental authorities for non-compliance on labor-related laws and regulations. As a remediation, our PRC subsidiary started to deposit the adequate contributions to the housing funds from July 2021 onwards. Before July 2021, our PRC subsidiary failed to deposit adequate contributions of housing provident fund for all employees in accordance with Article 15 of the Regulations on the Administration of Housing Provident Funds. As of the date of this Annual Report, our PRC subsidiary did not receive any warning and punishment notice from the authority. As advised by the PRC legal counsel, according to Article 38 of the Regulations on the Administration of Housing Provident Funds, if an employer fails to make the housing provident fund contributions on time or at a rate and based on an amount prescribed by the law, or at all, may be ordered by the housing provident fund management center to rectify the non-compliance and pay the required contributions within a stipulated deadline. If the employer still fails to rectify the failure to make housing provident fund contributions within the stipulated deadline, the housing provident fund management center may apply to the people’s court for enforcement. The maximum amount that the housing provident fund management center may apply for enforcement could be the total accumulated amount of the company’s unpaid housing fund.

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

Guolin Tao and Sun Ying, each, a “Beneficial Owner,” and together, the “Beneficial Owners”, who are our major beneficial owners and are PRC individuals and PRC residents, have not completed the relevant foreign exchange registrations as required by PRC laws and regulations. We have also requested our shareholders who are PRC individuals or PRC residents to make the necessary applications, filings, and amendments as required under PRC laws and regulations. However, there is uncertainty concerning under what circumstances residents of other countries and regions can be classified as a PRC resident. The PRC government authorities may interpret our beneficial owners’ status differently or their status may change in the future. Moreover, we may not be fully informed of the identities of our beneficial owners and we cannot assure you that all of our PRC individual or PRC resident beneficial owners will comply with PRC laws and regulations with respect to foreign exchange.

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

Our CEO and majority shareholder, Mr. Guolin Tao, has beneficial ownership of 1,030,916,276 shares of common stock of the Company. These shares represent ownership of approximately 60.60% of the Company’s common stock as of March 18, 2025. Mr. Guolin Tao may be able to determine all matters requiring shareholder approval. For example, Mr. Guolin Tao may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited transaction proposals or offers for the Company’s common stock that you may believe are in your best interest as one of our shareholders.

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

The Company’s Articles of Incorporation authorizes the issuance of 1,800,000,000 shares of common stock. As of the date of this report, we have 1,701,181,423 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

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

On August 26, 2024, the Company’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, we currently do not have any intentions to declare any cash dividends on shares of the Company’s common stock. As a result, the Company’s stockholders may not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on shares of the Company’s common stock in the foreseeable future. Unless we pay dividends, the Company’s stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares of the Company’s common stock when desired.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Our integration involves regular, systematic reviews and assessments conducted alongside other operational risks inspections. The findings from these reviews are communicated across relevant departments timely to inform decision-making. We have not engaged outside assessors, consultants, auditors or third parties in connection with such processes. We have processes to oversee and identify such risks from cybersecurity threats associated with our use of any third-party provider. Such processes include conducting due diligence assessments for all vendors, regularly reviewing vendor security practices, and including cybersecurity performance metrics in our vendor contracts to ensure they comply with our security requirements.

We are a holding company and our operations are conducted substantially in China by our China subsidiary.  Our PRC subsidiary, the main operating entity of ours, has implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information to make sure its compliance with relevant PRC laws and regulations. The main internal policies and measures are as follows:

(i)	for customer data processing, our PRC subsidiary deploys the access control mechanism on the server side, adopts the principle of minimum authorization for the staff who may contact end users’ personal data;

(ii)	our PRC subsidiary’s operating systems and database systems have password complexity requirements;

(iii)	our PRC subsidiary has established Information Security Committee and appoints the CEO, Mr. Guolin Tao to be the head of the committee;

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

Cybersecurity Governance

Our board of directors currently does not oversee our cybersecurity program and had delegated the oversight to our PRC subsidiary which established its Information Security Committee headed by our CEO, Mr. Guolin Tao to be the head of the committee. The Information Security Committee meets quarterly to discuss cybersecurity risks and effectiveness and will provide the board of directors occasional updates on the effectiveness of our cybersecurity program.

Mr. Guolin Tao will monitor the engineers responsible for the cybersecurity program to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Such engineers will keep Mr. Guolin Tao informed of relevant developments related to cybersecurity.  Mr. Tao brings more than 20 years of professional experience in business consultation, operations, and management, with a focus on the marketing industry.

In addition, Mr. Tao graduated with a Bachelor of Science degree from Beijing Institute of Technology and holds an MBA from Beijing University of Posts and Telecommunications. This combination of education in computer science and business management allows Mr. Tao to oversee our cybersecurity governance.

Item 2. Properties

We, through our PRC subsidiary, lease 289.12 square meter of office space in China located at Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China. Our rent for the office space in Xi’an, China, is $48,110 per year, with a lease term of 3 years which terminates in July 2027.

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

Holders

As of the date of this report, we had 165 holders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Common and Preferred Stock

The Company’s authorized capital stock consists of 1,800,000,000 shares of common stock, par value $0.0001 per share, and 1,100,000 shares of preferred stock, par value $0.0001 per share. As of March 18, 2025, there were 1,701,181,423 shares of the Company’s common stock issued and outstanding and 0 shares of the Company’s preferred stock issued and outstanding.

Options and Warrants

None.

Debt Securities

None.

Dividends Policy

On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. Other than as described above, the Company has not declared any other cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its common stock other than those generally imposed by applicable state law.

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

Comparison of Results of Operations of the Years ended December 31, 2024 and 2023

Results of Operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023

The following table represents our audited consolidated statement of operations for the year ended December 31, 2024 and 2023.

	2024		2023
	$	% of Revenues	$	% of Revenues

Revenue	$5,274,495	100%	$6,238,926	100%
Cost of revenue	(687,161)	(13)%	(474,568)	(8)%
Gross profit	4,587,334	87%	5,764,358	92%

Selling, general and administrative expenses	(2,005,717)	(38)%	(1,900,588)	(30)%
Total other income, net	222,336	4%	72,059	1%
Income before income tax	2,803,953	53%	3,935,829	63%
Income tax expense	(1,316,323)	(25)%	(1,653,470)	(27)%
Net income	$1,487,630	28%	$2,282,359	37%

Revenue and cost of revenue

During the year ended December 31, 2024, we generated revenue of $5,274,495, which represents a decrease of $964,431 or 15.5% as compared to the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $1,430,470. However, this decrease was partly offset by a $471,979 increase in our other consultation services.

Cost of revenue for the year ended December 31, 2024 was $687,161, which represented an increase of $212,593 or 44.8% as compared to the prior year. The increase in cost of revenue is mainly due to the introduction of a new service provider and the increase of labor costs.

Profit margin for the year ended December 31, 2024 was 87.0%, which represents a decrease of 5.4% as compared to the prior year. The decline is attributed to increased consultancy costs and labor costs included in the cost of revenue, as well as the decrease in the overall revenue.

As a result of the above, the gross profit was $4,587,334 for the year ended December 31, 2024, which represented a decrease of $1,177,024 or 20.4% as compared to the prior year.

Selling, general and administrative expenses

During the year ended December 31, 2024, we incurred $2,005,717 selling, general and administrative expenses, which represented an increase of $105,129 or 5.5% as compared to the prior year. Our selling, general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the year ended December 31, 2024, we recorded net other income of $222,336, which represented a difference of $150,277 or 208.5% as compared to the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributed to the increase in sundry income from a trademark licensing to a customer, which was partially offset by an unrealized exchange loss of $160,058 resulting from the depreciation of the RMB against the HKD.

Income tax expense

During the year ended December 31, 2024, we incurred income tax expense of $1,316,323, which represented a decrease of $337,147 or 20.4% as compared to the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the year ended December 31, 2024, our income tax expenses comprised of current tax expenses and deferred tax expenses of $941,762 and $374,561, respectively, compared to current tax expenses and deferred tax expenses of $1,271,400 and $382,070 for the prior year.

Net income

As a result of the above, we generated a net income of $1,487,630 and $2,282,359 for the year ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

	December 31,
	2024	2023
Cash and cash equivalents	$8,488,063	$9,324,115
Total current assets	9,220,110	10,027,903
Total assets	9,386,317	10,162,565
Total liabilities	977,348	1,031,362
Retained earnings	1,605,668	2,329,574
Total equity	8,408,969	9,131,203

Cash flow

The following table sets forth a summary of our cash flows for the years indicated:

	Years ended December 31,
	2024	2023
Net cash generated from operating activities	$1,360,532	$2,325,122
Net cash used in investing activities	-	(1,838)
Net cash used in financing activities	(2,211,536)	(164,436)
Effect of exchange rates on cash	14,952	(28,324)
Cash and cash equivalents, beginning of year	9,324,115	7,193,591
Cash and cash equivalents, end of year	$8,488,063	$9,324,115

Cash generated from operating activities

Net cash generated from operating activities for the year ended December 31, 2024 was $1,360,532, which represented a decrease of $964,590 or 41.5% as compared to the prior year. The decrease of operating cash flows mainly resulted from a combination of below operating activities changes:

Net income was $1,487,630 for the year ended December 31, 2024, as compared to $2,282,359 for the year ended December 31, 2023. The decrease of net income of $794,729 or 34.8% was primarily due to the decrease in revenue attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $1,430,470 in the current year.

Cash outflow of other receivables and prepayments was $172,751 for the year ended December 31, 2024, as compared to cash inflow of $98 for the year ended December 31, 2023. The change in cash flow of $172,849 was primarily due to other receivables from a trademark licensing to a customer.

Cash inflow of trade receivables was $123,905 for the year ended December 31, 2024, as compared to cash outflow of $403,856 for the year ended December 31, 2023. The changes in cash flow from trade receivables were primarily attributed to the changes in the consultation business. For the year ended December 31, 2024, the decrease in the consultation business compared to the previous period end resulted in a lower trade receivables balance and a cash inflow of $123,905. On the other hand, for the year ended December 31, 2023, the consultation business experienced significant growth compared to the last year end, leading to a higher trade receivables balance and a cash outflow of $403,856.

Cash outflow of other payables and accrued liabilities was $1,641 for the year ended December 31, 2024, as compared to cash inflow of $112,235 for the year ended December 31, 2023. The minimal case outflow for the year ended December 31, 2024 was due to other payables and accrued liabilities remaining consistent with those at December 31, 2023. The cash inflow of $112,235 for the year ended December 31, 2023 was primarily due to increase of accrued audit fee as compared to the last year end.

Cash outflow of tax payables was $221,146 for the year ended December 31, 2024, as compared to cash inflow of $245,574 for the year ended December 31, 2023. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the year. For the year ended December 31, 2024, the income tax provision was $941,762 less than the income tax paid of $1,162,908, leading to the cash outflow of $221,146. Conversely, for the year ended December 31, 2023, the income tax provision was $1,271,400 exceeded the income tax paid of $1,025,826, resulting the cash inflow of $245,574.

Cash flows used in investing activities

No cash movement of investing activities was resulted for the year ended December 31, 2024. The cash used in investing activities for the year ended December 31, 2023 was due to purchase of property, plant and equipment.

Cash flows used in financing activities

The cash used in financing activities for the year ended December 31, 2024 was due to dividends paid of $2,211,536 to the shareholders. The cash used in financing activities for the year ended December 31, 2023 was due to repayment to a director for the amount advanced by a director.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of December 31, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	118,476	59,238	59,238	-	-
TOTAL	$118,476	59,238	59,238	-	$-

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. While the discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, we believe the following topic reflect the critical accounting policies used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the customer contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the customer contract, and (5) recognize revenues when or as we satisfy a performance obligation. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of transaction price is probable. At contract inception, we apply judgment in determining customers’ abilities and intentions to pay amounts entitled to us when due based on a variety of factors including customers’ historical payment experience.

We primarily generate the majority of its revenues by providing consulting services to our clients.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included herein at “Item 13, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

1.	We did not maintain appropriate cash controls – We had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had introduced certain cash management policies.

2.	We did not implement appropriate information technology controls – We were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

5.	There is no segregation of duties – Our internal controls are compromised by the absence of a clear division of responsibilities, which increases the risk of errors and fraud.

6.	We do not have an audit committee – The lack of an independent audit committee limits oversight and accountability in our financial reporting processes.

7.	We do not have an independent board of directors – The absence of an independent board reduces the effectiveness of oversight and governance over our financial reporting.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Insider Trading Policies and Procedures

We have adopted an Insider Trading Compliance Manual, which sets forth policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Jianyong Li, our Chief Compliance Officer, has been designated by the board of directors to handle any and all matters relating to the Company’s insider trading compliance program.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers.

Name	Age	Position(s)
Guolin Tao	49	Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer
Jianyong Li	42	Director and Chief Compliance Officer (“CCO”)

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

JIANYONG LI – Director and Chief Compliance Officer

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

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all our directors, officers, and employees (including our principal executive officer, principal accounting officer or controller or persons performing similar functions). Our Code of Ethics is posted on our website at https://www.eubggroup.com/.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or wavier from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s named executive officers paid by us during the years ended December 31, 2024 and 2023.

		Annual Compensation			Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)

Guolin Tao, Chairman, CEO, and CFO(1)	2024	536,712	-	-	-	-	536,712
	2023	349,830	-	-	-	-	349,830

Jianyong Li, Director and CCO(1)	2024	193,743	-	-	-	-	193,743
	2023	195,390	-	-	-	-	195,390

(1)	Paid by the subsidiaries Entrepreneurship World Technology Holding Group Company Limited and Xian Yunchuang Space Information Technology Co., Limited in Hong Kong and China.

Employment Agreement

Guolin Tao

In accordance with company’s board resolution, Mr. Guolin Tao has been appointed as the CEO, CFO, and director of the Company. Furthermore, Mr. Guolin Tao has entered into two employment agreements with Entrepreneurship World Technology Holding Group Co Ltd and Xi’an Yunchuang Space Information Technology Co. Ltd., respectively.

Per the employment agreement with Entrepreneurship World Technology Holding Group Co Ltd dated September 1, 2022, Mr. Guolin Tao has been appointed as the CFO for our HK subsidiary beginning on September 1, 2022, and ending on August 31, 2025. Mr. Tao receives a monthly salary of HKD100,000, which has been increased to HKD 150,000 effective November 1, 2023.  He is also entitled to social insurance benefits as per the regulations of the state and local government, which include employee endowment, unemployment, major disease medical planning, among other social insurances. The agreement includes standard confidentiality clauses. Furthermore, the agreement allows for early termination under specific conditions detailed within, in addition to standard clauses for expiration or mutual consent by both parties.

Pursuant to the employment agreement with Xi’an Yunchuang Space Information Technology Co. Ltd. dated November 1, 2022, Mr. Guolin Tao has been designated as the senior consultant of our PRC subsidiary for a fixed period from November 1, 2022 to October 31, 2027 at a monthly salary of RMB 100,000, which has been increased to RMB 150,000 effective November 1, 2023, and to RMB 200,000 effective May 1, 2024. Mr. Tao is also entitled to social insurance benefits as per state and local government regulations, which include employee endowment, unemployment, major disease medical planning, and other social insurances. The agreement includes standard confidentiality clauses. The agreement allows for early termination under specific conditions outlined within, in addition to expiration or mutual consent by both parties.

Jiangyong Li

In accordance with the company’s board resolution, Mr. Jianyong Li has been appointed as the CCO and director of the Company. Furthermore, Mr. Jianyong Li has entered into two employment agreements with Entrepreneurship World Technology Holding Group Co Ltd and Xi’an Yunchuang Space Information Technology Co. Ltd., respectively.

Per the employment agreement with Entrepreneurship World Technology Holding Group Co Ltd dated September 1, 2022, Mr. Jianyong Li has been appointed as the director for our HK subsidiary beginning on September 1, 2022. Mr. Li receives a monthly salary of HKD 50,000. He is also entitled to social insurance benefits as per the regulations of the state and local government, which include employee endowment, unemployment, major disease medical planning, among other social insurances. The agreement includes standard confidentiality clauses. Furthermore, the agreement allows for early termination under specific conditions detailed within, in addition to standard clauses for expiration or mutual consent by both parties.

Pursuant to the employment agreement with Xi’an Yunchuang Space Information Technology Co. Ltd. dated October 1, 2022, Mr. Jianyong Li has been designated as the management director of our PRC subsidiary for a fixed period from October 1, 2022, to September 30, 2027, at a monthly salary of RMB 70,000. Mr. Li is also entitled to social insurance benefits as per state and local government regulations, which include employee endowment, unemployment, major disease medical planning, and other social insurances. The agreement includes standard confidentiality clauses. The agreement allows for early termination under specific conditions outlined within, in addition to expiration or mutual consent by both parties.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 18, 2025, the number of shares of the Company’s common stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Unless otherwise indicated, the business address of each of the Company’s directors and executive offices is Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership (2)
Directors and Officers:
Guolin Tao(3)	1,030,916,276	60.60%
Jianyong Li	21,347,916	1.25%
All executive officers and directors as a group (2 person)	1,052,264,192	61.85%
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

The following is the list of the related parties with which we had transactions in the past two years:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Described below are certain transactions or series of transactions between us and certain related persons.

Related party transaction

1.	On January 1, 2023, the PRC subsidiary entered into a trademark licensing agreement with Zhongchuang Boli, granting them the right to use the trademark in their business.

For the year ended December 31, 2024, we had recorded sundry income of $7,874 from the aforementioned trademark licensing agreement.

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

Parent

Tethys Fountain Limited may be deemed our parent as it owns 1,030,916,276 shares of our common stock, or 60.60% of the issued and outstanding shares of our common stock.

Item 14. Principal Accountant Fees and Services.

For the year ended December 31, 2024 and 2023, the Company’s independent public accounting firm is Prager Metis CPAs, LLC (“PragerMetis”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by the Company’s Independent Registered Public Accounting Firm, for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit fees(1)	$345,000	$345,000
Audit related fees(2)	-	55,500
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$345,000	$400,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report on Form 10-K. For the year ended December 31, 2024 and 2023, the aggregate fees for PragerMetis related to audit services was $345,000 and $345,000.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” For the year ended December 31, 2023, the aggregate audit-related fees for CZD related was $55,000

(3)	The Company’s auditors did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2024 and 2023.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2024 and 2023.

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

(b) Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation amending number of shares of Common Stock and Preferred Stock authorized for issue (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.3	Certificate of Withdrawal of Certificate of Designation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation for Name Change (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.5	Bylaws (Incorporated herein by reference to Exhibit 3.5 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.6	Amended and Restated By-laws of Entrepreneur Universe Bright Group (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on May 22, 2023)
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
10.1	Form of Customer Cooperation Agreement (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 10A Amendment No. 2 filed with the SEC on October 21, 2021)
10.2	Service Agreement, dated October 19, 2019, and Agreement on Dissolution of Contract, dated December 1, 2019, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.3	Drop Shipping Cooperation Agreement dated November 19, 2019 (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.4	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.5	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.6	Data Sharing Cooperation Agreement, dated October 28, 2019, and Termination Agreement, dated May 8, 2020, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.7	Loan Agreement, dated December 1, 2019, with Baiyin Wujin Gorge Culture Communication Co., Ltd. (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.8+	English translation of Employment Agreement between Xi’an Yunchuang Space Information Technology Co. Ltd. and Guolin Tao, dated November 1, 2022 (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10-K filed with the SEC on March 28, 2024)
10.9+	English translation of Employment Agreement between Entrepreneurship World Technology Holding Group Company Limited and Guolin Tao, dated September 1, 2022 (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Report on Form 10-K filed with the SEC on March 28, 2024)
14.1	Code of Business Conduct and Ethics
19.1	Insider Trading Compliance Manual
21.1	Subsidiaries
31.1	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with the SEC.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2025	Entrepreneur Universe Bright Group

	By:	/s/ Guolin Tao
	Name:	Guolin Tao
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guolin Tao	Chairman, Chief Executive Officer and Chief Financial Officer	March 28, 2025
Guolin Tao	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Jianyong Li	Director and Chief Compliance Officer	March 28, 2025
Jianyong Li

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Entrepreneur Universe Bright Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entrepreneur Universe Bright Group (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, New Jersey
March 28, 2025
PCAOB ID Number 273

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(In U.S. dollars except for number of shares)

	2024	2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,488,063	$9,324,115
Accounts receivable	491,476	632,541
Other receivables and prepayments	240,571	71,247
Total current assets	9,220,110	10,027,903

NON-CURRENT ASSETS
Plant and equipment, net	52,201	107,014
Operating lease right-of-use assets, net	114,006	27,648
Total non-current assets	166,207	134,662

TOTAL ASSETS	$9,386,317	$10,162,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$470,759	$478,326
Operating lease liabilities, current	56,275	27,648
Tax payables	109,748	337,734
Amount due to a director	3,527	3,508
Total current liabilities	640,309	847,216

NON-CURRENT LIABILITY
Deferred tax liabilities	279,308	184,146
Operating lease liabilities, non-current	57,731	-
Total non-current liabilities	337,039	184,146

TOTAL LIABILITIES	977,348	1,031,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2023: Nil) shares issued and outstanding as of December 31, 2024	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2023: 1,701,181,423) shares issued and outstanding as of December 31, 2024	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	1,605,668	2,329,574
Accumulated other comprehensive income	114,224	112,552
Total stockholders’ equity	8,408,969	9,131,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,386,317	$10,162,565

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars except for number of shares)

	2024	2023
Revenue	$5,274,495	$6,238,926
Cost of revenue	(687,161)	(474,568)
Gross profit	4,587,334	5,764,358

Selling, general and administrative expenses	(2,005,717)	(1,900,588)
Income from operations	2,581,617	3,863,770
Other (expenses) income:
Interest income	18,807	25,363
Exchange loss	(160,058)	(24,857)
Sundry income	363,587	71,553
Total other income, net	222,336	72,059
Income before income tax	2,803,953	3,935,829
Income tax expense	(1,316,323)	(1,653,470)
Net income	$1,487,630	$2,282,359
Other comprehensive income (loss)
Foreign currency translation adjustment	1,672	(35,356)
Total comprehensive income	$1,489,302	$2,247,003

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars except for number of shares)

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$47,215	$147,908	$6,884,200
Net income	-	-	-	-	-	-	2,282,359	-	2,282,359
Foreign currency translation adjustment	-	-	-	-	-	-	-	(35,356)	(35,356)

Balance as of December 31, 2023	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203

Net income	-	-	-	-	-	-	1,487,630	-	1,487,630
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,672	1,672
Dividends	-	-	-	-	-	-	(2,211,536)	-	(2,211,536)

Balance as of December 31, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,605,668	$114,224	$8,408,969

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars)

	2024	2023
Cash flows from operating activities
Net income	$1,487,630	$2,282,359
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	49,860	78,947
Amortization of operating lease right-of-use assets	49,200	53,347
Deferred tax	94,675	11,433
Changes in operating assets and liabilities:
Other receivables and prepayments	(172,751)	98
Accounts receivable	123,905	(403,856)
Other payables and accrued liabilities	(1,641)	112,235
Tax payables	(221,146)	245,574
Receipt in advance	-	(1,668)
Operating lease liabilities	(49,200)	(53,347)
Net cash generated from operating activities	1,360,532	2,325,122

Cash flows used in investing activities
Purchase of property, plant and equipment	-	(1,838)
Net cash used in investing activities	-	(1,838)

Cash flows used in financing activities
Dividends paid	(2,211,536)	-
Repayment to a director	-	(164,436)
Net cash used in financing activities	(2,211,536)	(164,436)

Effect of exchange rates on cash	14,952	(28,324)

Net (decrease) increase in cash and cash equivalents	(836,052)	2,130,524
Cash and cash equivalents at beginning of year	9,324,115	7,193,591
Cash and cash equivalents at end of year	$8,488,063	$9,324,115

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$1,162,908	$1,025,826
Withholding taxes	$278,215	$366,934

Non-cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$137,716	-

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company changed its name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

Income Taxes

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application and early adoption is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The Company recognized no impairment of ROU assets as of December 31, 2024 and December 31, 2023.

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

As of December 31, 2024, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,752 (as at December 31, 2023: $2,837), which have been classified as cash and cash equivalents in the consolidated balance sheets.

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

The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the years ended December 31, 2024 and 2023.

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

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis

The Company derives its revenue primarily from consultancy services, sourcing and marketing services.

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

The Company derived services revenues of $5,222,370 and $6,154,427 for the years ended December 31, 2024 and 2023, respectively, from provision of certain consultancy services and sourcing and marketing services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	2024	2023

Consultancy services	5,274,495	6,232,986
Sourcing and marketing services	-	5,940
	$5,274,495	$6,238,926

Revenue by recognition over time vs point in time

	2024	2023

Revenue recognized at a point in time	5,274,495	6,238,926
Revenue recognized over time	-	-
	$5,274,495	$6,238,926

Revenue recorded on a gross vs net basis

	2024	2023

Revenue recorded on a gross basis	5,274,495	6,232,986
Revenue recorded on a net basis	-	5,940
	$5,274,495	$6,238,926

Cost of revenue

Cost of revenues consists primarily of employee compensation and service fees, which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $81,111 and $84,288 for the years ended December 31, 2024 and 2023, respectively.

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

Year ended December 31, 2024
Balance sheet, except for equity accounts	RMB 7.2980 to US$1.00
Income statement and cash flows	RMB 7.1887 to US$1.00

Year ended December 31, 2023
Balance sheet, except for equity accounts	RMB 7.0786 to US$1.00
Income statement and cash flows	RMB 7.0734 to US$1.00

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range which is around HKD 7.80 to USD 1.00 for both years.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of December 31, 2024 and 2023, the Company had not recorded any liability for uncertain tax positions.

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

	2024		2023

Net income	$1,487,630		$2,282,359

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the years ended December 31, 2024 and 2023 and the weighted average number of ordinary shares outstanding.

For the years ended December 31, 2024 and 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker, who is our chief financial officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of marketing consultation services and operating results of the Company and, as such, the Company has determined that the Company has one operating segment (provision of consulting, sourcing and marketing services, and digital training related services in China) as defined by ASC Topic 280 “Segment Reporting”.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2024 and 2023 are summarized below:

	2024	2023
Motor vehicle	$349,001	$359,818
Office equipment	7,440	11,061
	356,441	370,879
Less: Accumulated depreciation	(304,240)	(263,865)
Plant and equipment, net	$52,201	$107,014

Depreciation expenses, classified as operating expenses, were $49,860 and $78,947 for the years ended December 31, 2024 and 2023, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the years ended December 31, 2024 and 2023:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	2024	2023
Sundry income
Zhongchuang Boli	$7,874	$8,002

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	2024	2023
Amount due to a director
Mr. Guolin Tao	$3,527	$3,508

The amount due to a director as of December 31, 2024 and 2023 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2024 and 2023:

	2024	2023
Account receivables	$491,476	$632,541
Less: Allowance for doubtful accounts	-	-
	$491,476	$632,541

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Deposits and other receivables	$146,875	$16,186
Prepayments	93,696	55,061
	$240,571	$71,247

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Other payables	$82,820	$61,503
Salary payable	97,598	107,755
Accrued audit fees	170,000	195,000
Value-added tax and other taxes payables	68,341	62,068
Other accrued expenses	52,000	52,000
	$470,759	$478,326

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of December 31, 2024 and 2023, are also considered under restriction for distribution.

No additional statutory reserves is recorded in December 31, 2024, because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2024 and 2023.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at December 31, 2024 and 2023 were $2,186,663 and $2,002,008, respectively. At December 31, 2024 and 2023, the Company recognized deferred tax liabilities of $218,666 and $200,201, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	2024	2023
Current tax:
China	$941,762	$1,271,400

Deferred tax
Hong Kong	297,187	382,443
China	77,374	(373)
Total	$1,316,323	$1,653,470

The provision for income taxes consisted of the following:

	2024	2023
Income before income tax	$2,803,953	$3,935,829
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	588,830	826,524
Reconciling items:
Non-deductible expenses and change of valuation allowance	238,011	207,903
Rate differential in different tax jurisdictions	184,807	214,338
Deferred tax provided on dividends withholding tax of PRC subsidiaries	297,187	382,443
Tax paid for prior year	7,488	22,262
Income tax expense	$1,316,323	$1,653,470

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are presented below:

	2024	2023
Deferred tax assets:
Accelerated depreciation	$(583)	$3,840
Deductible temporarily difference arising from other payable	11,848	12,215
Less: Net off with deferred tax liabilities for financial reporting purposes	(11,265)	(16,055)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$218,665	$200,201
Taxable temporarily difference arising from other receivables	71,908	-
Less: Net off with deferred tax assets for financial reporting purposes	(11,265)	(16,055)
Net total deferred tax liabilities	$279,308	$184,146

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,584 (RMB32,951) per month. On June 12, 2024, the Company renewed this lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $4,009 (RMB28,821) per month.

Operating lease expense for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023

Operating lease cost – straight line	51,558	55,902
Total lease expense	$51,558	$55,902

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024:

Operating leases

2025	$59,238
2026	47,390
2027	11,848
Thereafter	-
Total undiscounted cash flows	118,476
Less: imputed interest	(4,470)
Present value of lease liabilities	$114,006

Lease term and discount rate

2024
Weighted-average remaining lease term - year	2.54
Weighted-average discount rate (%)	3.45%

Supplemental cash flow information related to lease where the Company was the lessee for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Operating cash outflows from operating lease	$51,558	$55,902

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2024 and December 31, 2023.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2024 and December 31, 2023.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had revenue from the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2024 and 2023:

	2024		2023
Customer A	$3,212,938	61%	$4,649,348	75%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of December 31, 2024 and 2023:

	2024		2023
Customer A	$238,345	48%	$513,083	81%
Customer B	72,671	15%	*	*	%

*	Comprised less than 10% of net revenue for the respective period.

For the years ended December 31, 2024 and 2023, the Company derived services revenues of $5,222,370  and $6,154,427 through the APP platform managed by a related company Xi’an CNT, represented 99% and 99% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the years ended December 31, 2024 and 2023:

	2024		2023
Service vendor A	$121,550	18%	$-	0%

There was no service vendor that individually comprised 10% or more of accounts payable as of December 31, 2024 and December 31, 2023.

(b) Credit risk

At December 31, 2024 and 2023, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2024 and 2023, $8,488,063 and $9,324,115 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of December 31, 2024, the Company also held cash of $50,755 deposited in financial institutions located in the United States, and each bank account is insured by the government authority with the maximum limit of $250,000. The Company held cash of $2,049,303 deposited in financial institutions located in Mainland China, and each bank account is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $68,512). The amount in excess of government insured in Mainland China is $1,843,767. The Company also held cash of $6,385,253 deposited in financial institutions located in Hong Kong, and each bank account is insured by the government authority with the maximum limit of HKD 500,000 (equivalent to $64,367). The amount in excess of government insured in Hong Kong is $6,320,886. In addition, the Company held cash of $2,752 in accounts managed by online payment platforms such as Alipay which is not insured by Federal Deposit Insurance Corporation or other insurance. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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