Form 10-Q
period 2025-03-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2025-05-15
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56305

ENTREPRENEUR UNIVERSE BRIGHT GROUP.

(Exact name of registrant as specified in its charter)

Nevada	90-1734867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road, Xi’an, China	710016
(Address of principal executive offices)	(Zip Code)

+86-029 - 86100263

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
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

The number of shares of registrant’s common stock outstanding as of May 12, 2025 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

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

To the extent you make any investment in our Company, it will be in EUBG, our holding company in Nevada, and not in our operating subsidiaries in Hong Kong or in China. Because substantially all of our operations are conducted in China through our PRC subsidiary, the PRC government may exercise significant oversight and discretion over the conduct of our business and may exert more supervision over our operations, which could have a material adverse effect on our operations and/or the value of the Company’s common stock. The PRC government could also significantly limit or completely hinder our ability to apply to list and/or remain listed on a U.S. or other foreign exchange, and to offer future securities to investors and cause the value of such securities to significantly decline or be worthless.

There are significant legal and operational risks associated with being in and conducting a substantial portion of our operations in mainland China. PRC laws and regulations governing our current business operations and corporate structure are sometimes vague and uncertain, and we face the risk that changes in the PRC laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented, could have a significant impact upon the business we may be able to conduct in the PRC. These changes would likely result in a material change in our operations and/or the value of the Company’s common stock, and the changes could cause the value of such securities to significantly decline or become worthless. Furthermore, these risks may significantly limit or completely hinder our ability to offer or continue to offer our securities to investors in the future.

Recently, the PRC government has sought to exert more oversight and supervision over offerings that are conducted overseas and/or foreign investments in China based issuers. For example, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law issued by the PRC government authorities, which calls for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposes measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by China Securities Regulatory Commission (the “CSRC”), which regulate overseas securities offering and listing activities by China-based companies; the Regulations on Network Data Security Management (the “Network Data Regulation”), issued by the State Council of China on September 24, 2024 and effective as of January 1, 2025, which provides, among other things, where network data processing activities carried out by a network data processor affect or may affect national security, national security review shall be conducted in accordance with the relevant provisions issued by the state; Measures for Cybersecurity Review (2021), jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply to the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

As of the date of this filing, our operating subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyberspace Administration of China (the “CAC”) based on the Measures for Cybersecurity Review (2021) and the Network Data Regulation, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to the registration of our shares of common stock with the Securities and Exchange Commission (“SEC”). However, it is still uncertain what existing or new laws or regulations will be modified or promulgated, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on a U.S. exchange. If we are subject to such a probe or if we are required to comply with stepped-up supervisory requirements, valuable time from our management and money may be expended in complying and/or responding to the probe and requirements, thus diverting valuable resources and attention away from our operations. This may, in turn, negatively impact our operations.

As advised by our PRC legal counsel, we need to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. As of the date of this filing, we have not submitted for listing on a U.S. exchange nor have we, or our subsidiaries, applied for or received any denial for the registration of our shares of common stock with the SEC. The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and five supporting guidelines which became effective on March 31, 2023. Thus, we are required to file with the CSRC within three business days after our application for overseas listing in a new capital market is submitted. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that no other permissions, approvals or filings are required, or (ii) if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals or finish other procedures to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver, then we may not be able to issue our shares. In addition, any uncertainties and/or negative publicity regarding such requirements could have a material adverse effect on the trading price of our securities.

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

Although we concluded that we and our subsidiaries are currently not required to obtain prior permission from any of the PRC central or local government and that we have not received any denial to registration on the OTC market or to conduct our business operations, if (i) we inadvertently conclude that such approvals are not required when they are, (ii) we do not receive or maintain such permissions or approvals if and when required, or (iii) changes in applicable laws, regulations, or interpretations relating to our business or industry which would require us to obtain approvals in the future, our operations, financial conditions, and results of operations could be adversely affected, directly or indirectly, and the value of the Company’s common stock could significantly decline or become worthless.

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

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiary for its operations and the HK subsidiary is permitted to transfer cash as a loan and/or capital contribution to the PRC subsidiary for capital investment and company operations. For instance, the PRC subsidiary will use the cash for its daily business operations. However, under existing PRC regulations, any loans made to our PRC subsidiaries shall not exceed a statutory limit, and shall be filed with PRC State Administration of Foreign Exchange (“SAFE”) or its local bureau. Additionally, any capital contributions the HK subsidiary make to the PRC subsidiary shall be filed with the local commerce department. The PRC subsidiary is the main operating company to earn revenue. The HK subsidiary is also permitted under the laws of Hong Kong SAR to provide funding to EUBG through dividend distribution without restrictions on the amount of the funds. Current PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles, which differ from the generally accepted accounting principles in other jurisdictions. In addition, PRC laws also require a foreign-invested enterprise to set aside at least 10% of its after-tax profits, if any, to fund its statutory reserves, until the aggregate amount reaches 50% of its registered capital. In addition, a wholly foreign-owned enterprise may, at its discretion, allocate a portion of its after-tax profits based on PRC accounting principles to enterprise expansion funds, staff welfare, and bonus funds. Those reserve funds are not available for distribution as cash dividends. The PRC government’s control of foreign currency conversion may limit our foreign exchange transactions. Under existing PRC foreign exchange regulations, payments of current account items can be made in foreign currencies without prior approval from SAFE. However, approval from SAFE, or registration with SAFE or other appropriate departments is required where RMB shall be converted into foreign currency and be remitted out of the PRC. Failure to comply with the above regulations may result in liability under PRC laws for evasion of foreign exchange controls.

As of the date of this filing, our PRC subsidiary has distributed $14.3 million (net of withholding tax at $1.6 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

On September 1, 2021, our PRC subsidiary adopted a written Monetary and Cash Fund Management System (“Cash Management Policy”) for its operations in China and Hong Kong. The Cash Management Policy covers cash, bank deposits and other monetary funds owned by the PRC subsidiary and Hong Kong subsidiary and includes procedures on receiving funds, depositing funds, transferring funds and proper documentation and recording of cash. We adopted the Cash Management Policy to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of our PRC subsidiary and Hong Kong subsidiary, including (1) checking the latest regulation requirements between China and Hong Kong; and (2) seeking approval from EUBG’s chief executive officer in order to transfer funds from our PRC subsidiary to our HK subsidiary. EUBG does not have a cash management policy.

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on March 28, 2025.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report filed with the Securities and Exchange Commission (SEC) on March 28, 2025. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

v

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(In U.S. dollars except for number of shares)

	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,912,591	$8,488,063
Accounts receivable	316,484	491,476
Other receivables and prepayments	83,965	240,571
Total current assets	9,313,040	9,220,110

NON-CURRENT ASSETS
Plant and equipment, net	42,889	52,201
Operating lease right-of-use assets, net	103,535	114,006
Total non-current assets	146,424	166,207

TOTAL ASSETS	$9,459,464	$9,386,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$278,960	$470,759
Operating lease liabilities, current	56,930	56,275
Tax payables	213,266	109,748
Amount due to a director	3,521	3,527
Total current liabilities	552,677	640,309

NON-CURRENT LIABILITY
Deferred tax liabilities	266,019	279,308
Operating lease liabilities, non-current	46,604	57,731
Total non-current liabilities	312,623	337,039

TOTAL LIABILITIES	865,300	977,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2024: Nil) shares issued and outstanding as of March 31, 2025	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2024: 1,701,181,423) shares issued and outstanding as of March 31, 2025	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	1,789,153	1,605,668
Accumulated other comprehensive income	115,934	114,224
Total stockholders’ equity	8,594,164	8,408,969
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,459,464	$9,386,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

(In U.S. dollars except for number of shares)

	Three months ended March 31,
	2025	2024
Revenue	$961,954	$1,260,053
Cost of revenue	(172,271)	(161,381)
Gross profit	789,683	1,098,672
Selling, general and administrative expenses	(461,108)	(422,489)
Profit from operations	328,575	676,183
Other income (expenses):
Interest income	4,379	2,805
Exchange gain (loss)	29,011	(18,128)
Sundry income	18,081	9,690
Total other income (expenses), net	51,471	(5,633)
Income before income tax	380,046	670,550
Income tax expense	(196,561)	(297,054)
Net income	$183,485	$373,496
Other comprehensive loss
Foreign currency translation adjustment	1,710	(64,607)
Total comprehensive income	$185,195	$308,889

Net income per share - Basic and diluted	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three months ended March 31, 2024

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203
Net income	-	-	-	-	-	-	373,496	-	373,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	(64,607)	(64,607)
Balance as of March 31, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,703,070	$47,945	$9,440,092

Three months ended March 31, 2025

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2025	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,605,668	$114,224	$8,408,969
Net income	-	-	-	-	-	-	183,485	-	183,485
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,710	1,710
Balance as of March 31, 2025	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,789,153	$115,934	$8,594,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

(In U.S. dollars)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$183,485	$373,496
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	9,743	21,932
Amortization of operating lease right-of-use assets	10,997	13,584
Deferred tax	(13,133)	77,376
Changes in operating assets and liabilities:
Other receivables and prepayments	157,151	3,643
Accounts receivable	177,038	153,639
Other payables and accrued liabilities	(192,650)	(95,953)
Tax payables	102,818	(117,757)
Operating lease liabilities	(10,998)	(13,584)
Net cash generated from operating activities	424,451	416,376

Effect of exchange rates on cash	77	(59,865)

Net increase in cash and cash equivalents	424,528	356,511
Cash and cash equivalents at beginning of period	8,488,063	9,324,115
Cash and cash equivalents at end of period	$8,912,591	$9,680,626

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$108,464	$333,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The interim condensed consolidated financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, previously filed with the SEC on March 28, 2025.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2025, its interim condensed consolidated results of operations and cash flows for the three months ended March 31, 2025 and 2024, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statements of operation and comprehensive income on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $2,765 (as at December 31, 2024: $2,752), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three months ended March 31, 2025 and 2024.

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

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis

The Company derives its revenue primarily from consultancy services.

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

The Company derived services revenues of $953,185 and $1,246,564 for the three months ended March 31, 2025 and 2024, respectively, from provision of certain consultancy services through the program application (“App”) platform managed by a related company, Xi’an Chuangyetianxia Network Technology Co., Ltd. (“Xi’an CNT”). Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended March 31,
	2025	2024
Consultancy services	961,954	1,260,053

Revenue by recognition over time vs point in time

	Three months ended March 31,
	2025	2024
Revenue recognized at a point in time	961,954	1,260,053
Revenue recognized over time	-	-
	$961,954	$1,260,053

Revenue recorded on a gross vs net basis

	Three months ended March 31,
	2025	2024
Revenue recorded on a gross basis	961,954	1,260,053
Revenue recorded on a net basis	-	-
	$961,954	$1,260,053

Cost of revenue

Cost of revenues consists primarily of employee compensation and service fees which are directly attributable to the revenues

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $21,130 and $21,172 for the three months ended March 31, 2025 and 2024, respectively.

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

Three months ended March 31, 2025
Balance sheet, except for equity accounts	RMB 7.2633 to US$1.00
Income statement and cash flows	RMB 7.2757 to US$1.00

Three months ended March 31, 2024
Balance sheet, except for equity accounts	RMB 7.2212 to US$1.00
Income statement and cash flows	RMB 7.1597 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of March 31, 2025 and December 31, 2024, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended March 31,
	2025		2024
Net income	$183,485		$373,496

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three months ended March 31, 2025 and 2024 and the weighted average number of ordinary shares outstanding.

For the three months ended March 31, 2025 and 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker, who is our chief financial officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of marketing consultation services and operating results of the Company and, as such, the Company has determined that the Company has one operating segment (provision of consultancy services) as defined by ASC Topic 280 “Segment Reporting”.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2025 and December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
Motor vehicle	$350,668	$349,001
Office equipment	7,476	7,440
	358,144	356,441
Less: Accumulated depreciation	(315,255)	(304,240)
Plant and equipment, net	$42,889	$52,201

Depreciation expenses, classified as operating expenses, were $9,743 and $21,932 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three months ended March 31, 2025 and 2024:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended March 31,
	2025	2024
Sundry income
Zhongchuang Boli	$1,945	$1,976

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	March 31, 2025	December 31, 2024
Amount due to a director
- Mr. Guolin Tao	$3,521	$3,527

The amount due to director as of March 31, 2025 and December 31, 2024 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Account receivables	$316,484	$491,476
Less: Allowance for doubtful accounts	-	-
	$316,484	$491,476

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Deposits and other receivables	$18,958	$146,875
Prepayments	65,007	93,696
	$83,965	$240,571

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Other payables	$56,097	$82,820
Salary payable	98,376	97,598
Accrued audit fees	50,000	170,000
Value-added tax and other taxes payables	35,887	68,341
Other accrued expenses	38,600	52,000
	$278,960	$470,759

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of March 31, 2025 and December 31, 2024, are also considered under restriction for distribution.

No additional statutory reserves is recorded in March 31, 2025 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three months ended March 31, 2025 and 2024.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at March 31, 2025 and December 31, 2024 were $2,650,466 and $2,186,663, respectively. At March 31, 2025 and December 31, 2024, the Company recognized deferred tax liabilities of $265,047 and $218,666, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended March 31,
	2025	2024
Current tax:
China	$211,282	$216,151

Deferred tax
Hong Kong	45,334	68,514
China	(60,055)	12,389
Total	$196,561	$297,054

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2025	2024
Income before income tax	$380,046	$670,550
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	79,810	140,815
Reconciling items:
Non-deductible expenses and change of valuation allowance	44,222	46,216
Rate differential in different tax jurisdictions	27,195	41,509
Deferred tax provided on dividends withholding tax of PRC subsidiaries	45,334	68,514
Income tax expense	$196,561	$297,054

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2025 and December 31, 2024 are presented below:

	March 31, 2025	December 31, 2024
Deferred tax assets:
Accelerated depreciation	$(2,512)	$(583)
Deductible temporarily difference arising from other payable	11,905	11,848
Less: Net off with deferred tax liabilities for financial reporting purposes	(9,393)	(11,265)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Undistributed profits of a PRC subsidiary	$265,047	$218,665
Taxable temporarily difference arising from account receivables and other receivables	10,365	71,908
Less: Net off with deferred tax assets for financial reporting purposes	(9,393)	(11,265)
Net total deferred tax liabilities	$266,019	$279,308

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,528 (RMB32,951) per month. On June 12, 2024, the Company renewed this lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $3,961 (RMB28,821) per month.

Operating lease expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024

Operating lease cost – straight line	$11,884	$13,807
Total lease expense	$11,884	$13,807

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025:

Operating leases

Remainder of 2025	$47,617
2026	47,617
2027	11,904
Thereafter	-
Total undiscounted cash flows	107,138
Less: imputed interest	(3,604)
Present value of lease liabilities	$103,534

Lease term and discount rate

March 31, 2025
Weighted-average remaining lease term - year	2.29
Weighted-average discount rate (%)	3.45%

Supplemental cash flow information related to lease where the Company was the lessee for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Operating cash outflows from operating lease	$11,884	$13,807

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2025 and December 31, 2024.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2025 and December 31, 2024.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
Customer A	$618,510	64%	$908,038	72%

The Company had account receivables from the following customers that individually comprised 10% or more of net accounts receivable as of March 31, 2025 and December 31, 2024:

	March 31, 2024			December 31, 2024
Customer A	$209,732	66%		$238,345	48%
Customer B	*	*	%	72,671	15%

*	Comprised less than 10% of net revenue for the respective period.

For the three months ended March 31, 2025 and 2024, the Company derived services revenues of $953,185 and $1,246,564 through the APP platform managed by a related company, Xi’an CNT, represented 99% and 99% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the condensed consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
Service vendor A	$40,032	23%	$-	-%

There was no service vendor that individually comprised 10% or more of accounts payable as of March 31, 2025 and December 31, 2024.

(b)	Credit risk

At March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2025 and December 31, 2024, $8,912,591 and $8,488,063 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of March 31, 2025, the Company held cash of $92,343 deposited in financial institutions located in the United States, and each bank is insured by the government authority with the maximum limit of $250,000 for all accounts held with that bank. The Company held cash of $2,815,815 deposited in financial institutions located in Mainland China, and each bank is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $68,839) for all accounts held with that bank. The amount in excess of government insured in Mainland China is $2,609,297. The Company also held cash of $6,001,668 deposited in financial institutions located in Hong Kong, and each bank is insured by the government authority with the maximum limit of HKD 800,000 (equivalent to $102,824) for all accounts held with that bank. The amount in excess of government insured in Hong Kong is $5,898,844. In addition, the Company held cash of $2,765 in accounts managed by online payment platforms such as Alipay which is not insured by Federal Deposit Insurance Corporation or other insurance. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Segment and Related Information

We operate as a single reportable segment, which includes provision of consultancy services in China.

Results of Operations and Financial Condition

Results of Operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
	$	% of Revenues	$	% of Revenues

Revenue	$961,954	100%	$1,260,053	100%
Cost of revenue	(172,271)	(18)%	(161,381)	(13)%
Gross profit	789,683	82%	1,098,672	87%
Selling, general and administrative expenses	(461,108)	(48)%	(422,489)	(34)%
Total other income (expenses), net	51,471	5%	(5,633)	0%
Income before income tax	380,046	40%	670,550	53%
Income tax expense	(196,561)	(20)%	(297,054)	(24)%
Net income	$183,485	19%	$373,496	30%

Revenue and cost of revenue

During the three months ended March 31, 2025, we generated revenue of $961,954, which represents a decrease of $298,099 or 23.7% as compared to the same period in the prior year. The decrease was mainly attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $289,530.

Cost of revenue for the three months ended March 31, 2025 was $172,271, which represented an increase of $10,890 or 6.7% as compared to the same period in the prior year. The increase in cost of revenue is mainly due to the introduction of a new service provider.

Profit margin for the three months ended March 31, 2025 was 82.1%, which represents a decrease of 5.1% as compared to the same period in the prior year. The decline is attributed to increased consultancy costs included in the cost of revenue, as well as the decrease in the overall revenue.

As a result of the above, the gross profit was $789,683 for the three months ended March 31, 2025, which represented a decrease of $308,989 or 28.1% as compared to the same period in the prior year.

Selling, general and administrative expenses

During the three months ended March 31, 2025, we incurred $461,108 selling, general and administrative expenses, which represented an increase of $38,619 or 9.1% as compared to the same period in the prior year. Our selling, general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income (expenses), net

During the three months ended March 31, 2025, we recorded net other income of $51,471, which represented a difference of $57,104 or 1,014% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributed to the increase in sundry income from trademark licensing and unrealized exchange gain of $29,011 resulting from the appreciation of the RMB against the HKD.

Income tax expense

During the three months ended March 31, 2025, we incurred income tax expense of $196,561, which represented a decrease of $100,493 or 33.8% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended March 31, 2025, our income tax expenses comprised of current tax expenses and deferred tax benefit of $211,282 and $14,721, respectively, compared to current tax expenses and deferred tax expenses of $216,151 and $80,903 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $183,485 and $373,496 for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$8,912,591	$8,488,063
Total current assets	9,313,040	9,220,110
Total assets	9,459,464	9,386,317
Total liabilities	865,300	977,348
Retained earnings	1,789,153	1,605,668
Total stockholders’ equity	8,594,164	8,408,969

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
Net cash generated from operating activities	$424,451	$416,376
Effect of exchange rate changes on cash	77	(59,865)
Cash and cash equivalents at beginning of period	8,488,063	9,324,115
Cash and cash equivalents at end of period	$8,912,591	$9,680,626

Cash generated from operating activities

Net cash generated from operating activities for the three months ended March 31, 2025 was $424,451, which represented a slight increase of $8,075 or 1.9% as compared to the same period in the prior year. The increase of operating cash flows mainly resulted from a combination of below operating activities changes:

Net income was $183,485 for the three months ended March 31, 2025, as compared to $373,496 for the same period in the prior year. The decrease of net income of $190,011 or 50.9% was primarily due to the decrease in revenue attributed to our consultation services in connection with a client engaged in live streaming business which dropped by $289,530 in the current period.

Cash inflow of other receivables and prepayments was $157,151 for the three months ended March 31, 2025, as compared to cash inflow of $3,643 for the same period in the prior year. The change in cash flow of $153,508 was primarily due to the recognition of prepaid expenses and collection of other receivables during the three months ended March 31, 2025, whereas there were no such prepayments in the prior period.

Cash outflow of other payables and accrued liabilities was $192,650 for the three months ended March 31, 2025, as compared to cash outflow of $95,953 for the same period in the prior year. The increase in cash outflow for the three months ended March 31, 2025 was primarily due to a higher settlement of accrued audit fees and services fees as compared to the same period in the prior year.

Cash inflow of tax payables was $102,818 for the three months ended March 31, 2025, as compared to cash outflow of $117,757 for the same period in the prior year. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the year. For the three months ended March 31, 2025, the income tax provision was $211,282 and exceeded the income tax paid of $108,464, leading to the cash inflow of $102,818. Conversely, for the same period in the prior year, the income tax provision was $216,151 less than the income tax paid of $333,908, resulting the cash outflow of $117,757.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of March 31, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	107,138	47,617	59,521	-	-
TOTAL	$107,138	47,617	59,521	-	-

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of March 31, 2025.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2025. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No Unregistered Sales of Equity Securities

There have been no unregistered securities sold by the Company during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
31.1	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrepreneur Universe Bright Group

Date: May 15, 2025	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)