Form 10-Q
period 2025-09-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2025-11-12
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s common stock outstanding as of November 11, 2025 was 1,701,181,423.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

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

As of the date of this filing, our PRC subsidiary has distributed $14.6 million (net of withholding tax at $1.6 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately 2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

v

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. dollars except for number of shares)

	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,564,938	$8,488,063
Accounts receivable	507,460	491,476
Other receivables and prepayments	108,924	240,571
Total current assets	10,181,322	9,220,110

NON-CURRENT ASSETS
Plant and equipment, net	25,817	52,201
Operating lease right-of-use assets, net	82,856	114,006
Total non-current assets	108,673	166,207

TOTAL ASSETS	$10,289,995	$9,386,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$291,711	$470,759
Operating lease liabilities, current	58,878	56,275
Tax payables	215,977	109,748
Amount due to a director	3,521	3,527
Total current liabilities	570,087	640,309

NON-CURRENT LIABILITY
Deferred tax liabilities	200,636	279,308
Operating lease liabilities, non-current	23,978	57,731
Total non-current liabilities	224,614	337,039

TOTAL LIABILITIES	794,701	977,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2024: Nil) shares issued and outstanding as of September 30, 2025	-	-
Common stock, par value $0.0001 per share; 1,800,000,000 shares authorized, 1,701,181,423 (December 31, 2024: 1,701,181,423) shares issued and outstanding as of September 30, 2025	170,118	170,118
Additional paid-in capital	6,453,048	6,453,048
Statutory reserves	65,911	65,911
Retained earnings	2,607,118	1,605,668
Accumulated other comprehensive income	199,099	114,224
Total stockholders’ equity	9,495,294	8,408,969
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,289,995	$9,386,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$1,217,966	$1,670,203	$3,323,026	$4,194,477
Cost of revenue	(137,310)	(179,352)	(444,011)	(510,490)
Gross profit	1,080,656	1,490,851	2,879,015	3,683,987
Selling, general and administrative expenses	(386,190)	(425,341)	(1,309,288)	(1,303,367)
Profit from operations	694,466	1,065,510	1,569,727	2,380,620
Other income (expenses):
Interest income	5,761	4,970	15,308	14,100
Exchange gain (loss)	(23,363)	27,957	95,709	(14,303)
Sundry income	7,166	19,390	87,690	42,782
Total other income(expenses), net	(10,436)	52,317	198,707	42,579
Income before income tax	684,030	1,117,827	1,768,434	2,423,199
Income tax expense	(288,917)	(414,212)	(766,984)	(997,621)
Net income	395,113	703,615	1,001,450	1,425,578
Other comprehensive loss
Foreign currency translation adjustment	81,984	168,893	84,875	98,953
Total comprehensive income	$477,097	$872,508	$1,086,325	$1,524,531

Net income per share - Basic and diluted	$0.00 *	$0.00 *	$0.00 *	$0.00 *
Weighted average number of common shares outstanding
- Basic and Diluted	1,701,181,423	1,701,181,423	1,701,181,423	1,701,181,423

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and nine months ended September 30, 2024

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,329,574	$112,552	$9,131,203

Net income	-	-	-	-	-	-	373,496	-	373,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	(64,607)	(64,607)

Balance as of March 31, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,703,070	$47,945	$9,440,092

Net income	-	-	-	-	-	-	348,467	-	348,467
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,333)	(5,333)

Balance as of June 30, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$3,051,537	$42,612	$9,783,226

Net income	-	-	-	-	-	-	703,615	-	703,615
Foreign currency translation adjustment	-	-	-	-	-	-	-	168,893	168,893
Dividends	-	-	-	-	-	-	(2,211,536)	-	(2,211,536)

Balance as of September 30, 2024	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,543,616	$211,505	$8,444,198

Three and nine months ended September 30, 2025

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2025	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,605,668	$114,224	$8,408,969

Net income	-	-	-	-	-	-	183,485	-	183,485
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,710	1,710

Balance as of March 31, 2025	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$1,789,153	$115,934	$8,594,164

Net income	-	-	-	-	-	-	422,852	-	422,852
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,181	1,181

Balance as of June 30, 2025	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,212,005	$117,115	$9,018,197

Net income	-	-	-	-	-	-	395,113	-	395,113
Foreign currency translation adjustment	-	-	-	-	-	-	-	81,984	81,984

Balance as of September 30, 2025	1,701,181,423	$170,118	$6,453,048	-	$-	$65,911	$2,607,118	$199,099	$9,495,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In U.S. dollars)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$1,001,450	$1,425,578
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	27,498	39,806
Amortization of operating lease right-of-use assets	33,526	38,171
Deferred tax	(79,011)	(4,277)
Changes in operating assets and liabilities:		-
Other receivables and prepayments	133,887	(111,519)
Accounts receivable	(3,610)	17,942
Other payables and accrued liabilities	(183,613)	(239,162)
Tax payables	102,008	(54,072)
Operating lease liabilities	(33,526)	(53,263)
Net cash generated from operating activities	998,609	1,059,204

Cash flows from financing activity
Dividend paid	-	(2,211,536)
Cash used in financing activities	-	(2,211,536)

Effect of exchange rates on cash	78,266	103,546

Net increase (decrease) in cash and cash equivalents	1,076,875	(1,048,786)
Cash and cash equivalents at beginning of period	8,488,063	9,324,115
Cash and cash equivalents at end of period	$9,564,938	$8,275,329

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$539,893	$773,240
WIT paid	207,697	278,257

Non-cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$-	$137,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The interim condensed consolidated financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, previously filed with the SEC on March 28, 2025.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2025, its interim condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Income taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method. The Company will adopt the standard on the effective date in the annual reporting for the year ended December 31, 2025.

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

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities to apply a practical expedient when estimating expected credit losses that assumes current conditions as of the balance sheet date will remain unchanged over the asset’s remaining life. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those years. Early adoption is permitted. The adoption of the standard will not have a significant impact on the Company’s consolidated results of operations and financial condition.

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

The Company recognized no impairment of ROU assets as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $Nil (as at December 31, 2024: $2,752), which have been classified as cash and cash equivalents in the condensed consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and nine months ended September 30, 2025 and 2024.

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

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis. The Company is acting as the principal if it obtains control over the goods and services before they are transferred to customers. When the Company is primarily obligated in a transaction, is generally subject to inventory risk, has latitude in establishing prices, or has several but not all of these indicators, the Company acts as the principal and revenue is recorded on a gross basis. When the Company is not primarily obligated in a transaction, does not generally bear the inventory risk and does not have the ability to establish the price, the Company acts as the agent and revenue is recorded on a net basis.

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

Revenue by major service line

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Consultancy services	$1,217,966	$1,670,203	$3,323,026	$4,194,477

Revenue by recognition over time vs point in time

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue recognized at a point in time	$1,217,966	$1,670,203	$3,323,026	$4,194,477
Revenue recognized over time	-	-	-	-
	$1,217,966	$1,670,203	$3,323,026	$4,194,477

Revenue recorded on a gross vs net basis

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue recorded on a gross basis	$1,217,966	$1,670,203	$3,323,026	$4,194,477
Revenue recorded on a net basis	-	-	-	-
	$1,217,966	$1,670,203	$3,323,026	$4,194,477

Cost of revenue

Cost of revenues consists primarily of employee compensation and service fees which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $21,707 and $18,977 for the three months ended September 30, 2025 and 2024, respectively; and $64,087 and $59,066 for the nine months ended September 30, 2025 and 2024, respectively.

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

Nine months ended September 30, 2025
Balance sheet, except for equity accounts	RMB 7.1195 to US$1.00
Income statement and cash flows	RMB 7.2221 to US$1.00

Nine months ended September 30, 2024
Balance sheet, except for equity accounts	RMB 7.0181 to US$1.00
Income statement and cash flows	RMB 7.1876 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of September 30, 2025 and December 31, 2024, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024

Net income	$395,113		$703,615		$1,001,450		$1,425,578

Weighted average number of common stock outstanding
- basic and diluted	1,701,181,423		1,701,181,423		1,701,181,423		1,701,181,423

Net income per share
- basic and diluted	$0.00	*	$0.00	*	$0.00	*	$0.00	*

*	Less than $0.01 per share

The calculation of basic net income per share of common stock is based on the net income for the three and nine months ended September 30, 2025 and 2024 and the weighted average number of ordinary shares outstanding.

For the three and nine months ended September 30, 2025 and 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Motor vehicle	$357,751	$349,001
Office equipment	7,627	7,440
	365,378	356,441
Less: Accumulated depreciation	(339,561)	(304,240)
Plant and equipment, net	$25,817	$52,201

Depreciation expenses, classified as operating expenses, were $9,313 and $10,116 for the three months ended September 30, 2025 and 2024, respectively; and $27,498 and $39,806 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions or balances for the three and nine months ended September 30, 2025 and 2024:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sundry income
Zhongchuang Boli	$1,977	$1,976	$5,878	$5,906

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	September 30, 2025	December 31, 2024
Amount due to a director
- Mr. Guolin Tao	$3,521	$3,527

The amount due to director as of September 30, 2025 and December 31, 2024 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Account receivables	$507,460	$491,476
Less: Allowance for doubtful accounts	-	-
	$507,460	$491,476

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Deposits and other receivables	$19,171	$146,875
Prepayments	89,753	93,696
	$108,924	$240,571

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Other payables	$49,375	$82,820
Salary payable	102,963	97,598
Accrued audit fees	75,000	170,000
Value-added tax and other taxes payables	51,773	68,341
Other accrued expenses	12,600	52,000
	$291,711	$470,759

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of September 30, 2025 and December 31, 2024, are also considered under restriction for distribution.

No additional statutory reserves is recorded in September 30, 2025 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and nine months ended September 30, 2025 and 2024.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the condensed consolidated financial statements to the extent that in the opinion of the Board of Directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at September 30, 2025 and December 31, 2024 were $1,918,661 and $2,186,663, respectively. At September 30, 2025 and December 31, 2024, the Company had deferred tax liabilities balances of $191,866 and $218,666, respectively, in respect of the undistributed profits.

Income tax expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Current tax:
China	$214,207	$279,343	$641,901	$719,168

Deferred tax
Hong Kong	66,695	99,763	177,915	231,263
China	8,015	35,106	(52,832)	47,190
Total	$288,917	$414,212	$766,984	$997,621

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income before income tax	$684,030	$1,117,827	$1,768,434	$2,423,199
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	143,646	234,744	371,371	508,872
Reconciling items:
Non-deductible expenses and change of valuation allowance	37,833	27,209	113,183	116,632
Additional tax for prior year	-	-	2,362	7,488
Rate differential in different tax jurisdictions	40,743	52,496	102,153	133,366
Deferred tax provided on dividends withholding tax of PRC subsidiaries	66,695	99,763	177,915	231,263
Income tax expense	$288,917	$414,212	$766,984	$997,621

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024 are presented below:

	September 30, 2025	December 31, 2024
Deferred tax assets:
Deductible temporarily difference arising from other payable	12,145	11,848
Less: Net off with deferred tax liabilities for financial reporting purposes	(12,145)	(11,848)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Book depreciation exceeding tax depreciation	$2,855	$583
Undistributed profits of a PRC subsidiary	$191,866	$218,665
Taxable temporarily difference arising from account receivables and other receivables	18,060	71,908
Less: Net off with deferred tax assets for financial reporting purposes	(12,145)	(11,848)
Net total deferred tax liabilities	$200,636	$279,308

NOTE 10 – LEASE

On June 10, 2021, the Company entered into a lease agreement for office space in Xian, the PRC with a non-cancellable lease term, commencing on July 16, 2021 and expiring on July 15, 2024. The monthly rental payment is approximately $4,563 (RMB32,951) per month. On June 12, 2024, the Company renewed this lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $3,991 (RMB28,821) per month.

Operating lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating lease cost – straight line	12,081	12,079	35,916	39,536
Total lease expense	$12,081	$12,079	$35,916	$39,536

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2025:

Operating leases

Remainder of 2025	$24,289
2026	48,578
2027	12,145
2028	-
Thereafter	-
Total undiscounted cash flows	85,012
Less: imputed interest	(2,156)
Present value of lease liabilities	$82,856

Lease term and discount rate

September 30, 2025
Weighted-average remaining lease term - year	1.79
Weighted-average discount rate (%)	3.45%

Supplemental cash flow information related to lease where the Company was the lessee for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Nine months ended September 30,
	2025	2024
Operating cash outflows from operating lease	$35,916	$39,536

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of September 30, 2025 and December 31, 2024.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of September 30, 2025 and December 31, 2024.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a) Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025			2024
Customer A	$789,104	65%		$908,493	54%
Customer B	*	*	%	168,250	10%

	Nine months ended September 30,
	2025		2024
Customer A	$2,088,468	63%	$2,589,548	62%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Customer A	$319,011	63%	$294,056	47%
Customer C	71,605	14%	*	*	%

*	Comprised less than 10% of accounts receivables for the respective period.

For the three and nine months ended September 30, 2025 and 2024, the Company derived services revenues of $1,217,863 and $1,662,219 for the three months ended September 30, 2025 and 2024, respectively; and $3,320,201 and $4,163,805 for the nine months ended September 30, 2025 and 2024, respectively, through the APP platform managed by Xian CNT, represented 99.9%, 99.5%, 99.9% and 99.3% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the condensed consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025				2024
Service vendor A	$	*	*	%	$81,046	45%

	Nine months ended September 30,
	2025				2024
Service vendor A	$	*	*	%	$81,046	16%

*	Comprised less than 10% of cost of revenue for the respective period.

There was no service vendor that individually comprised 10% or more of accounts payable as of September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2025 and December 31, 2024, $9,564,938 and $8,488,063 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of September 30, 2025, the Company held cash of $33,854 deposited in financial institutions located in the United States, and each bank is insured by the government authority with the maximum limit of $250,000 for all accounts held with that bank. The Company held cash of $1,934,751 deposited in financial institutions located in Mainland China, and each bank is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $70,230) for all accounts held with that bank. The amount in excess of government insured in Mainland China is $1,790,473. The Company also held cash of $7,596,332 deposited in financial institutions located in Hong Kong, and each bank is insured by the government authority with the maximum limit of HKD 800,000 (equivalent to $102,822) for all accounts held with that bank. The amount in excess of government insured in Hong Kong is $7,493,511. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Results of Operations and Financial Condition

Results of Operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
	$	% of Revenues	$	% of Revenues

Revenue	$1,217,966	100%	$1,670,203	100%
Cost of revenue	(137,310)	(11)%	(179,352)	(11)%
Gross profit	1,080,656	89%	1,490,851	89%
Selling, general and administrative expenses	(386,190)	(32)%	(425,341)	(25)%
Total other (expenses) income, net	(10,436)	(1)%	52,317	3%
Income before income tax	684,030	56%	1,117,827	67%
Income tax expense	(288,917)	(24)%	(414,212)	(25)%
Net income	$395,113	32%	$703,615	42%

Revenue and cost of revenue

During the three months ended September 30, 2025, we generated revenue of $1,217,966, which represents a decrease of $452,237 or 27.1% as compared to the same period in the prior year. The decrease was mainly attributed to a $335,937 drop in our consultancy services related to facilitating client product sales, as well as a $119,388 decline in consultancy services for a client engaged in the live streaming business.

Cost of revenue for the three months ended September 30, 2025 was $137,310, which represented a decrease of $42,042 or 23.4% as compared to the same period in the prior year. The decrease in cost of revenue is primarily due to the completion of a consultation service with a service provider on March 31, 2025, which has not recurred.

Profit margin for the three months ended September 30, 2025 was 88.7%, which represents a slight decrease of 0.5% as compared to the same period in the prior year.

As a result of the above, the gross profit was $1,080,656 for the three months ended September 30, 2025, which represented a decrease of $410,195 or 27.5% as compared to the same period in the prior year.

Selling, general and administrative expenses

During the three months ended September 30, 2025, we incurred $386,190 in selling, general and administrative expenses, which represented a decrease of $39,151 or 9.2% as compared to the same period in the prior year. Our selling, general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other (expenses) income, net

During the three months ended September 30, 2025, we recorded net other expenses of $10,436, which represented a difference of $62,753 or 119.9% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributed to the decrease in sundry income from trademark licensing and unrealized exchange loss of $23,363 resulting from the depreciation of the RMB against the HKD.

Income tax expense

During the three months ended September 30, 2025, we incurred income tax expense of $288,917, which represented a decrease of $125,295 or 30.2% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended September 30, 2025, our income tax expenses comprised of current tax expenses and deferred tax expense of $214,207 and $74,710, respectively, compared to current tax expenses and deferred tax expenses of $279,343 and $134,869 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $395,113 and $703,615 for the three months ended September 30, 2025 and 2024, respectively.

Results of Operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025		2024
	$	% of Revenues	$	% of Revenues

Revenue	$3,323,026	100%	$4,194,477	100%
Cost of revenue	(444,011)	(13)%	(510,490)	(12)%
Gross profit	2,879,015	87%	3,683,987	88%
Selling, general and administrative expenses	(1,309,288)	(39)%	(1,303,367)	(31)%
Total other income, net	198,707	6%	42,579	1%
Income before income tax	1,768,434	53%	2,423,199	58%
Income tax expense	(766,984)	(23)%	(997,621)	(24)%
Net income	$1,001,450	30%	$1,425,578	34%

Revenue and cost of revenue

During the nine months ended September 30, 2025, we generated revenue of $3,323,026, which represents a decrease of $871,451 or 20.8% as compared to the same period in the prior year. The decrease was mainly attributed to a $363,365 drop in our consultancy services related to facilitating client product sales, as well as a $501,080 decline in consultancy services for a client engaged in the live streaming business.

Cost of revenue for the nine months ended September 30, 2025 was $444,011, which represented a decrease of $66,479 or 13% as compared to the same period in the prior year. The decrease in cost of revenue is primarily due to the decrease in payroll for the direct staff and the completion of a consultation service with a service provider on March 31, 2025, which has not recurred.

Profit margin for the nine months ended September 30, 2025 was 86.6%, which represents a slight decrease of 1.2% as compared to the same period in the prior year.

As a result of the above, the gross profit was $2,879,015 for the nine months ended September 30, 2025, which represented a decrease of $804,972 or 21.9% as compared to the same period in the prior year.

Selling, general and administrative expenses

During the nine months ended September 30, 2025, we incurred $1,309,288 in selling, general and administrative expenses, which represented an increase of $5,921 or 0.5% as compared to the same period in the prior year. Our selling, general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the nine months ended September 30, 2025, we recorded total other income of $198,707, which represented a difference of $156,128 or 3.7 times as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributed to the increase in sundry income from trademark licensing and unrealized exchange gain of $95,709 resulting from the appreciation of the RMB against the HKD.

Income tax expense

During the nine months ended September 30, 2025, we incurred income tax expense of $766,984, which represented a decrease of $230,637 or 23.1% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the nine months ended September 30, 2025, our income tax expenses comprised of current tax expenses and deferred tax expense of $641,901 and $125,083, respectively, compared to current tax expenses and deferred tax expenses of $719,168 and $278,453 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $1,001,450 and $1,425,578 for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9,564,938	$8,488,063
Total current assets	10,181,322	9,220,110
Total assets	10,289,995	9,386,317
Total liabilities	794,701	977,348
Retained earnings	2,607,118	1,605,668
Total stockholders’ equity	9,495,294	8,408,969

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
Net cash generated from operating activities	$998,609	$1,059,204
Cash used in financing activities	-	(2,211,536)
Effect of exchange rate changes on cash	78,266	103,546
Cash and cash equivalents at beginning of period	8,488,063	9,324,115
Cash and cash equivalents at end of period	$9,564,938	$8,275,329

Cash generated from operating activities

Net cash generated from operating activities for the nine months ended September 30, 2025 was $998,609, which represented a decrease of $60,595 or 5.7% as compared to the same period in the prior year. The decrease of operating cash flows mainly resulted from a combination of below operating activities changes:

Net income was $1,001,450 for the nine months ended September 30, 2025, as compared to $1,425,578 for the same period in the prior year. The decrease of net income of $424,128 or 29.8% was primarily due to a $363,365 drop in our consultancy services related to facilitating client product sales, as well as a $501,080 decline in consultancy services for a client engaged in the live streaming business. This was partially offset by an increase in total other income of $156,128.

Cash outflow arising from deferred tax adjustment was $79,011 for the nine months ended September 30, 2025, as compared to cash outflow of $4,277 as compared to the same period in the prior year. The changes of deferred tax was majorly attributed to reversal of trademark income recognition with amount of $72,664.

Cash inflow of other receivables and prepayments was $133,887 for the nine months ended September 30, 2025, as compared to cash outflow of $111,519 for the same period in the prior year. The change in cash flow of $245,406 was primarily due to the recognition of prepaid expenses and collection of other receivables during the nine months ended September 30, 2025, whereas there were no such prepayments recognition in the prior period.

Cash inflow of tax payables was $102,008 for the nine months ended September 30, 2025, as compared to cash outflow of $54,072 for the same period in the prior year. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the year. For the nine months ended September 30, 2025, the income tax provision was $641,901 and exceeded the income tax paid of $539,893, leading to the cash inflow of $102,008. For the same period in the prior year, the income tax provision was $719,168, less than the income tax paid of $773,240, resulting the cash outflow of $54,072.

Cash flows used in financing activities

No cash movement of financing activities was resulted for the nine months ended September 30, 2025. The cash used in financing activities for the nine months ended September 30, 2024 was due to dividends paid of $2,211,536 to the shareholders.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of September 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	85,012	48,578	36,434	-	-
TOTAL	$85,012	48,578	36,434	-	-

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of September 30, 2025.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2025. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Entrepreneur Universe Bright Group

Date: November 12, 2025	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)