Form 10-K
period 2025-12-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2026-03-30
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2025, was $177,755,981.06.

As of March 27, 2026, there were 170,118,287 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

As of the date of this Annual Report, our PRC subsidiary has distributed $14.8 million (net of withholding tax at $1.6 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately $2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

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

Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-10 reverse stock split that was effective on February 25, 2026.

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

v

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

In July 2018, XTC Inc. (“XTC”), one of our shareholders, petitioned the Eight Judicial District Court in Clark County, Nevada (the “Court”), for appointment as custodian of the Company. On September 4, 2018, the Court granted XTC custodianship of the Company with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock and authorize new classes of stock (the “Custodianship”).

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

On February 10, 2026, we, through our wholly-owned Hong Kong subsidiary, Entrepreneurship World Technology Holding Group Limited, acquired 100% of the equity interests in Heng Ying International Investment Limited, a company incorporated under laws of Hong Kong (“Heng Ying”) for an aggregate purchase price of approximately HK$350,000. Heng Ying holds a Hong Kong money lender license, which is currently pending routine renewal in April 2026. The Company executed this acquisition to establish a foundation for its planned entry into the financial technology (fintech) sector. At present, Heng Ying has no active operations, holds no equity investments or subsidiaries, and has no material contingent liabilities, external guarantees, or pending litigation. Management is in the process of developing a comprehensive business plan and intend to commence operations following the anticipated renewal of the Heng Ying’s money lender license in April 2026.

In December 2025, the Board of Directors approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”) at a ratio of 1-for-10 (the “Reverse Stock Split”), pursuant to Section 78.207 of the Nevada Revised Statutes (“NRS”) and the Company’s currently effective Articles of Incorporation, which do not require stockholder approval for such action. On February 19, 2026, the Company filed with the Secretary of State of the State of Nevada the Certificate of Change (the “Certificate of Change”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 12:01 a.m., Eastern Time, on February 25, 2026, and the Company’s Common Stock continues to trade on the OTC Markets Inc. on a split-adjusted basis when the market opens on February 25, 2026.

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

In addition, on February 10, 2026, we, through our wholly-owned Hong Kong subsidiary, acquired 100% of the equity interests in Heng Ying International Investment Limited, a company incorporated under laws of Hong Kong (“Heng Ying”). Hang Ying was incorporated on March 29, 2019 with HK$1 as its registered capital.

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

As of the date of this Annual Report, our PRC subsidiary has distributed $14.8 million (net of withholding tax at $1.6 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately $2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary. See “Summary of Risk Factors – Risks Related to Doing Business in the PRC” and “Risk Factors — Risks associated with doing business in China” for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of the Company’s common stock to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes. As of December 31, 2025 and 2024, total undistributed profits of the Company’s PRC subsidiary were $3,385,777 and $2,186,663, respectively. We have recognized deferred tax liabilities of $338,578 and $218,666, respectively, in respect of the undistributed profits. For more details, please refer to consolidated financial statements and related notes included elsewhere in this Annual Report.

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

On September 1, 2021, our PRC subsidiary and Hong Kong subsidiary adopted a written Monetary and Cash Fund Management System (“Cash Management Policy”) for its operations in China and Hong Kong. The Cash Management Policy covers cash, bank deposits and other monetary funds owned by EUBG, the PRC subsidiary and Hong Kong subsidiary and includes procedures on receiving funds, depositing funds, transferring funds and proper documentation and recording of cash. We adopted the Cash Management Policy in order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of our company, the PRC subsidiary and Hong Kong subsidiary, including 1) checking the latest regulation requirements between US, China and Hong Kong; and 2) seeking approval from EUBG’s chief executive officer in order to transfer funds between our company, the PRC subsidiary and Hong Kong subsidiary.

Our offices are located at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road, Xi’an, China, and our telephone number is +86-029-86100263. We maintain a website at https://www.eubggroup.com/, however, our website or any information contained therein on our website do not constitute a part of this Annual Report.

Summary of Risk Factors

Investing in the common stock of EUBG involves significant risks. You should carefully consider all of the information in this Annual Report before making an investment in the Company’s common stock. Below please find a summary of the principal risks we face, organized under relevant headings. Importantly, this summary does not address all of the risks that we face. These risks are discussed more fully in the section titled “Risk Factors” beginning on page 32 of this Annual Report.

Risks Related to Our Business and Industry

●	We have a limited operating history and are subject to the risks encountered by development-stage companies. See “Risk Factors — Risks Related to Our Business and Industry — We have a limited operating history and are subject to the risks encountered by development-stage companies.”

●	Our historical financial results may not be indicative of our future performance. See “Risk Factors — Risks Related to Our Business and Industry — Our historical financial results may not be indicative of our future performance.

●	If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.”

●	We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results. See “Risk Factors — Risks Related to Our Business and Industry — We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.”

●	Increasing competition within our industries could have an impact on our business prospects. See “Risk Factors — Risks Related to Our Business and Industry — Increasing competition within our industries could have an impact on our business prospects.”

●	Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations. See “Risk Factors — Risks Related to Our Business and Industry — Our PRC subsidiary may be required to obtain and maintain additional approvals, licenses or permits applicable to our business, which could have a material adverse impact on our business, financial conditions and results of operations.”

●	If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected. See “Risk Factors — Risks Related to Our Business and Industry — If our operating subsidiaries fail to hire, train or retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.”

Risks Related to Doing Business in the PRC

●	The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock we are registering for sale, including potentially making those common stock worthless; The PRC government exerts substantial influence over the manner in which we must conduct our business activities. See “Risk Factors — Risks Associated with doing business in China — The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless.”

●	The unexpected changes to PRC laws, rules and regulations could materially and adversely affect us. See “Risk Factors — Risks Associated with doing business in China — The interpretation and enforcement of PRC laws, rules and regulations may change from time to time, which could have a material adverse effect on us due to unexpected changes to laws, rules and regulations applicable to us.”

●	The PRC legal system is evolving, and the resulting uncertainties could adversely affect us. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is evolving, and the resulting uncertainties could adversely affect us.”

●	A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition. See “Risk Factors — Risks Associated with doing business in China — The A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.”

●	We face risks related to health concerns arising from outbreaks of viruses or other illnesses, which may have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Associated with doing business in China — We face risks related to health concerns arising from outbreaks of viruses or other illnesses, which may have a material adverse effect on our business, financial condition and results of operations.”

●	Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC. See “Risk Factors — Risks Associated with doing business in China — Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.”

●	Changes in the political or economic climate in the PRC may impair our ability to operate profitably, if at all. See “Risk Factors — Risks Associated with doing business in China — Because our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all.”

●	Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations. See “Risk Factors — Risks Associated with doing business in China — Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.”

●	Prior court decisions under the civil law system have limited precedential value. See “Risk Factors — Risks Associated with doing business in China — The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore our susceptibility to such laws is unknown.

●	PRC laws prohibits or restricts companies belonging to foreign countries from operating some certain businesses. See “Risk Factors — Risks Associated with doing business in China — PRC laws prohibits or restricts companies belonging to foreign countries from operating some certain businesses.”

●	We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws. See “Risk Factors — Risks Associated with doing business in China — We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.”

●	We may be liable for improper collection, use or appropriation of personal information provided by our customers. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers and employees.”

●	We may be subject to various internet-related laws to which uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation. See “Risk Factors — Risks Associated with doing business in China — Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to online platform business operation.”

●	Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.”

●	Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement. See “Risk Factors — Risks Associated with doing business in China — Our PRC subsidiary failed to deposit adequate contributions to the housing fund for all of its employees and may be reported by its employees to the People’s court for enforcement.”

●	PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably. See “Risk Factors — Risks Associated with doing business in China — PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.”

●	Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company. See “Risk Factors — Risks Associated with doing business in China — Because our business is conducted in RMB and the price of the Company’s common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company.”

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income. See “Risk Factors — Risks Associated with doing business in China — Under the PRC Enterprise Income Tax Law, or the EIT Law, our PRC subsidiary may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.”

●	Uncertainties under the EIT Law relating to the withholding tax liabilities may of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. See “Risk Factors — Risks Associated with doing business in China — There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.”

●	Restrictions placed on offshore holding companies and currency exchange may limit our ability to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business. See “Risk Factors — Risks Associated with doing business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

●	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment. See “Risk Factors — Risks Associated with doing business in China — Government control in currency conversion may adversely affect our financial condition, our ability to remit dividends, and the value of your investment.”

●	If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation. See “Risk Factors — Risks Associated with doing business in China — If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.”

●	The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. See “Risk Factors — Risks Associated with doing business in China — The disclosures in the Company’s reports and other filings with the SEC and the Company’s other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.”

Risks Related to PRC laws and regulations with respect to foreign exchange

●	Increases in labor costs in the PRC may adversely affect our business and our profitability. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Increases in labor costs in the PRC may adversely affect our business and our profitability.”

●	We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition.”

●	The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — The directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company.”

●	Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Under PRC law, legal documents for corporate transactions, including agreements and contracts are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with relevant PRC industry and commerce authorities.”

●	Future inflation in China may inhibit our ability to conduct business in China. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Future inflation in China may inhibit our ability to conduct business in China.”

●	Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Claims against the Company or its management may be hard to initiate and to enforce. Even if successful, claims against the Company or its management may be nearly impossible to collect upon.”

●	You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report based on foreign laws. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report based on foreign laws.”

●	Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock. See “Risk Factors — Risks Related to PRC laws and regulations with respect to foreign exchange — Restrictions on currency exchange under PRC laws may limit our ability to convert cash derived from our operating activities into foreign currencies and may materially and adversely affect the value of the Company’s common stock.”

Risks Related to the Market for the Company’s Common Stock

●	Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Our CEO owns a significant percentage of the Company’s common stock and will be able to exert significant control over matters subject to shareholder approval.”

●	An active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Since the Company’s common stock is traded on the OTCQB, an active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile.”

●	We may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The Company’s Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of the Company’s common stock.”

●	There is a limited public market for the Company’s common stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited public market for the Company’s common stock.”

●	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.”

●	There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.”

●	The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - The trading price of the Company’s common stock is likely to be volatile, which could result in substantial losses to investors.

●	Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Lack of market and state blue sky laws may make shares of the Company’s common stock more difficult to sell.”

●	We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell.”

●	Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Shares of the Company’s common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

●	We currently do not have an audit or compensation committee. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock – We currently do not have an audit or compensation committee.”

●	We are subject to compliance with Security laws exposure. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock – We are subject to compliance with Security laws exposure.”

●	There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.” See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - There is no assurance that we will be able to pay dividends to the Company’s shareholders, which means that you could receive little or no return on your investment.

●	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.”

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors. See “Risk Factors – Risks Related to the Market for the Company’s Common Stock - We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors.”

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

As of the date of this Annual Report, our PRC subsidiary has distributed $14.8 million (net of withholding tax at $1.6 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately $2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

Business Overview

EUBG is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiary in China. Our current principal business activities are providing consulting services and marketing services in China through our PRC subsidiary with support from our HK subsidiary. Our PRC subsidiary provides services aimed at connecting businesses with e-commerce platforms.

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

On February 10, 2026, we, through our wholly-owned Hong Kong subsidiary, Entrepreneurship World Technology Holding Group Limited, acquired 100% of the equity interests in Heng Ying International Investment Limited, a company incorporated under laws of Hong Kong (“Heng Ying”) for an aggregate purchase price of approximately HK$350,000. Heng Ying holds a Hong Kong money lender license, which is currently pending routine renewal in April 2026. The Company executed this acquisition to establish a foundation for its planned entry into the financial technology (fintech) sector. At present, Heng Ying has no active operations, holds no equity investments or subsidiaries, and has no material contingent liabilities, external guarantees, or pending litigation. Management is in the process of developing a comprehensive business plan and intend to commence operations following the anticipated renewal of the Heng Ying’s money lender license in April 2026.

As of December 31, 2025, we had 26 full-time employees. Full-time positions include CEO, CFO, President, V.P., Product Department, Sales Department, Customers Services Department, Administrative staffs, and Financial department. We anticipate adding approximately 3 additional employees in 2026 to our Customer Services Department and Sales and Marketing Department.

Except for the eight (8) trademarks owned by the PRC subsidiary, we do not own or control any intellectual property rights, such as patents, franchise or concessions, except the trademarks owned by the PRC Subsidiary.

Digital Marketing Consulting:

Our PRC subsidiary provides a full range of services (include consultancy and digital marketing services) to assist our clients and customers in selling their products. With our professional knowledge and practical experience, we use various marketing methods to increase brand awareness in the local market and ultimately drive sales. Our PRC subsidiary works outward from a client’s brand strategy and existing online assets to define the optimal digital footprint for the brand.

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

Through our PRC subsidiary’s prior working relationship with Xi’an CNT and our extensive experience with the Platform, we are able to provide our customers with customized service and seamless integration of our customers’ APP to the Platform and assisting them in achieving a specific business objective (e.g. facilitating product sales, course enrollments, and private car sales and delivery). We are entitled to a fixed rate on revenue generated by our client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

For the livestream performer training consultancy, the service was structured under performance-based arrangements in 2024, under which the Company was entitled to a fixed rate on revenue generated by the client upon client acceptance, with the objective of enhancing livestream performers’ performance and profitability. In 2025, we changed the settlement method to a per-head basis calculated on the number of participating performers, and revenue is recognized over time as the Company provides ongoing services including monthly training materials, daily Q&A support, and core group coaching.

In addition, we have launched a new digital commerce empowerment service, under which we provide designated empowerment personnel and related coordination support to help the client enhance its digital commerce image and capabilities. Unlike the performance-based fee structure described above, this service is charged at a fixed monthly fee, regardless of the number of participants or the revenue generated from related activities. Revenue is recognized over time as the services are performed, typically on a straight-line basis over the contract month. This service complements the digital marketing consulting offering by providing additional brand exposure and engagement opportunities for the client.

For the years ended December 31, 2025 and 2024, we derived services revenues of $2,542,999 and $5,222,370, respectively, through the APP platform, represented 44.7% and 99.0% of our total revenue.

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

Our operations for the year ended December 31, 2025 depended on one major customer

For the year ended December 31, 2025, the customer for our PRC subsidiary that constitutes a greater-than ten percent (10%) contribution to net revenues is Zhongchuang Boli Technology Holdings Co., Ltd (55%) who is a marketplace operator conducting consultancy service with our PRC subsidiary.

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

For the years ended December 31, 2025 and 2024, we derived services revenues of $2,542,999 and $5,222,370, respectively, through the APP platform, represented 44.7% and 99.0% of our total revenue. In case Xi’an CNT suspends the Platform, or the normal operation of the Platform is disrupted, or our customers are denied access to the Platform, our revenue will be significantly affected.

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

In addition, our PRC subsidiary is permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with the Accounting Standards for Business Enterprise as promulgated by the Ministry of Finance of the PRC, or the PRC GAAP. The aggregate distributable retained earnings for our PRC subsidiary as determined under the Accounting Standards for Business Enterprise were RMB24.5 million and RMB14.7 million as of December 31, 2025 and 2024, respectively. Pursuant to the laws and regulations applicable to China’s foreign investment enterprises, our subsidiary that is foreign investment enterprise in the PRC has to make appropriation from their after-tax profit, as determined under PRC GAAP, to reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The appropriation to the general reserve fund must be at least 10% of the after-tax profits calculated in accordance with PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of our subsidiary. As of the date of this Annual Report, our PRC subsidiary has contributed 50% of the registered capital to general reserve fund. Appropriation to the other two reserve funds are at our subsidiary’s discretion. Our PRC subsidiary did not make any contributions to the enterprise expansion fund or the staff and bonus welfare fund during each period presented. The restricted amounts of our PRC subsidiary totaled RMB457,499 (US$65,911) as of December 31, 2025 and 2024, respectively. See “Governmental Regulation in relation to Company’s business - Regulations related to Dividend Distribution”.

As of the date of this Annual Report, our PRC subsidiary has distributed $14.8 million (net of withholding tax at $1.6 million charged at a rate of 10% of the declared dividend) to its holding parent, which is our HK subsidiary. As long as meeting the above-mentioned requirements, there is no restriction or limitation to transfer dividends for our China subsidiary to its Hong Kong parent company, and there is no restriction or limitation to transfer dividends for our Hong Kong subsidiary to its US parent holding company.

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

China has adopted a system of national treatment which includes a negative list with respect to foreign investment administration. The negative list will be issued by, amended or released upon approval by the State Council, from time to time. The negative list will set forth industries in which foreign investments are prohibited and industries in which foreign investments are restricted. Foreign investment in prohibited industries is not allowed, while foreign investment in restricted industries must satisfy certain conditions stipulated in the negative list. Foreign investments and domestic investments in industries outside the scope of the prohibited industries and restricted industries stipulated in the negative list will be treated equally. The Special Administrative Measures (Negative List) for the Access of Foreign Investment (2024 Version) (the “Negative List”), which were promulgated by the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce (the “MOFCOM”) on September 6, 2024 and became effective on November 1, 2024 and the Catalog of Industries for Encouraging Foreign Investment (2025 Version) (the “Encouraging Catalog”), which was promulgated by the NDRC and the MOFCOM on December 15, 2025 and became effective on February 1, 2026, listed the categories of encouraged, restricted, and prohibited industries. Any industry not included in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.

Regulations Related to Foreign Investment

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

On January 1, 2026, the Cybersecurity Law of the PRC revised in October 28, 2025 by SCNPC became effective. This law also absorbed and restated the principles and requirements mentioned in the aforesaid decision and order, and further provides that, where an individual finds any network operator collects or uses his or her personal information in violation of the provisions of any law, regulation or the agreement of both parties, the individual shall be entitled to request the network operator to delete his or her personal information; if the individual finds that his or her personal information collected or stored by the network operator has any error, he or she shall be entitled to request the network operator to make corrections, and the network operator shall take measures to do so. Pursuant to this law, the violators may be punished in accordance with the provisions of laws and regulations.

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

On March 15, 2021, the SAMR promulgated the Measures for the Supervision and Administration of Online Trading, or New Online Trading Measures, which became effective on May 1, 2021 and replace the above original Online Trading Measures. The New Online Trading Measures also apply to all online commerce business conducted through information networks in general, with particular emphasis on transactions through online social networking and online live streaming. Under the New Online Trading Measures, online trading operators shall perform relevant compliance obligations, such as registration with the SAMR, protection of customers’ personal information and fair competition.

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

Value-Added Tax (“VAT”)

The Value-Added Tax Law of the People’s Republic of China was promulgated by the Standing Committee of the NPC on December 25,2024，and became effective on February 1,2026. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the MOF on December 25, 1993, and were recently amended on October 28, 2011 (collectively with the VAT Regulations, the VAT Law). On April 4, 2018, MOF and SAT jointly promulgated the Circular on Adjustment of Value-Added Tax Rates, or MOF and SAT Circular 32. On March 20, 2019, MOF, SAT and General Administration of Customs, or GAC, jointly issued a Circular on Relevant Polices for Deepening Value-added Tax Reform, or MOF, SAT and GAC Circular 39, which became effective from April 1, 2019. According to the abovementioned laws and circulars, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, sales of services, intangible assets, real property and the importation of goods within the territory of the PRC are the taxpayers of VAT. The VAT tax rates generally applicable are simplified as 13%, 9%, 6% and 0%, and the VAT tax rate applicable to the small-scale taxpayers is 3%.

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

Intellectual Property

As of December 31, 2025, our PRC subsidiary owns the following trademarks registered or acquired in the PRC:

No.	Name of trademarks in English	Name of trademarks in Original Language	Place of registration
1	FU	FU	PRC
2	Chui Da Xian	炊大仙	PRC
3	Wu Shui	兀水	PRC
4	Mei Fei Se Wu	眉飞色舞	PRC
5	Zhi Yao Ai Shang Ni	只要爱上你	PRC
6	Jin dao bo	金稻伯	PRC
7	Qin Ben Liang Li	亲本靓丽	PRC
8	EUBG	EUBG	PRC

Other than our above-mentioned trademarks that we own in China, we do not currently hold any other intellectual property rights. While we use reasonable efforts to protect our trade and business secrets, we cannot assure you that our employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties.

We have 8 trademarks registered or under application in China, which bring value to our business because we are engaged in promoting them to brand names for certain products. As a start-up marketing consulting company, we have a strategy goal that we own certain brand names and trademarks which we can promote them in different industries and products. For example, for the trademark “Fu” – we intend to use it on certain medical and health sanitary industry, such as masks; for the trademark “Chui Da Xian” – we intend to use it on kitchen wares products; for the trademark “Wu Shui ” – we intend to use it on water cups and tea cups products; for the trademark “MeiFei Se Wu” – we intend to use it on female sanitary products; for the trademark “Zhi Yao Ai Shang Ni” – we intend to use it on jewelry products; for the trademark “Jin Dao Bo” – we intend to use it on Agriculture products, such as rice; for the trademarks “Qin Ben Liang Li” – we intend to use them on Cosmetics products; for the trademark “EUBG” – we intend to use it on luxury products. We plan to enhance licensing these trademarks to our customers who intend to sell their products in these related industry, then we may not only provide our marketing consulting services to our customers, but also create the profit sharing when we successfully promote our customer’s products with our licensed brands.

Property

We lease 289.12 square meter office space in China at Suite 907, Saigao City Plaza Building 2, No. 170, Weiyang Road Xi’an, China. Our rent for the office space in Xi’an, China, is $48,110 per year, with a lease term of 3 years which terminates in July 2027.

We lease approximately 300 square meter office space in Hong Kong at Room 901B, 9/F., Empire Centre, No. 68 Mody Road, Tsim Sha Tsui, Hong Kong. Our rent and related fees for the office space in Hong Kong, is $176,739 per year, with a lease term of 2 years which terminates in November 2027.

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

Employees

As of December 31, 2025, we employed approximately 26 employees as follows: 2 in management, 8 in sales and customer services, 4 in finance department, and 12 in administration.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations. None of our employees are represented by a labor union.

Our employees in China participate in the state pension plan organized by the Chinese municipal and provincial government. Our PRC subsidiary is required by PRC laws to cover employees in China with various types of social insurance. Our employees in employees in Hong Kong participate in the mandatory provident fund (MPF) system established under the Mandatory Provident Fund Schemes Ordinance.

We believe that we are in material compliance with the relevant PRC and Hong Kong laws.

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

Our business results in 2025 is primarily driven by the expansion of our consultation services in facilitating product sales. Our revenue was $5,682,985 and $5,274,495 for the years ended December 31, 2025 and 2024, respectively. Our net income was $1,905,145 and $1,487,630 for the years ended December 31, 2025 and 2024, respectively. However, our historical growth rate and the limited history of operation make it difficult to evaluate our future prospects. We may not be able to sustain our historically growth or may not be able to grow our business at all.

If we cannot manage our growth effectively and efficiently, our results of operations or profitability could be adversely affected.

We have been in business since October 2019 as a consulting company. Our revenue for the year ended December 31, 2025, was $5,682,985, compared to $5,274,495 for the year ended December 31, 2024, representing a increase of $408,490 or 7.7% as compared with the prior year. The increase was mainly attributed to our consultation services in facilitating product sales which increased by $469,787 for the year ended December 31, 2025. Our planned expansion will place significant demands on us to maintain the quality of our consulting services to ensure that our brand does not suffer as a result of any deviations, whether actual or perceived, in the quality of our services. In order to manage and support our growth, we must continue to improve our existing operational and administrative systems and our quality control, and recruit, train and retain additional qualified professionals as well as other administrative and sales and marketing personnel. We may not be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate new expansion into our operations. As a result, our quality of service may deteriorate and our results of operations or profitability could be adversely affected.

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

According to PRC laws, some businesses are not allowed to be operated by the companies whose ownership is not a Chinese company. We are a US company registered in Nevada. Each company in our organization chart is a subsidiary. The legality and effectiveness of this control method are accorded with PRC laws and regulations. On December 15, 2025, the NDRC and the MOFCOM issued the 2025 edition of the Encouraging Catalog. According to the Encouraging Catalog, Article 9, Section 527, foreign investment on the business of consulting services is encouraged. However, we are uncertain that the laws will remain to allow foreign owned Chinese companies to engage in consultancy services business.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The PRC government has focused increasingly on regulation in the areas of information security and protection, including the implementation of the PRC Cybersecurity Law since June 2017, which was revised on October 28, 2025 and came into effect on January 1, 2026including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. The application of the cybersecurity law in certain circumstances may change from time to time. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information. Measures for Cybersecurity Review (2021), which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities.

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

As of the date of this Annual Report, we are in compliance with PRC laws and regulations with respect to data security in all material aspects, (i) we have implemented comprehensive internal policies and measures on protection of cyber security, data privacy and personal information as listed above; (ii) there had been no material incident of data or personal information leakage, infringement of data protection and privacy laws and regulations or investigation or other legal proceeding, pending or threatened against us initiated by competent government authorities or third parties, that will materially and adversely affect our business; (iii) we have not received any investigation, notice, warning, penalty or sanction from applicable government authorities (including the CAC) with regard to our business operations concerning any issues related to cybersecurity and data security; (iv) we have not been involved in any suits, judicial review, inquiry, or other legal proceedings initiated by applicable governmental authorities in relation to any violation of applicable regulations or policies that have been issued by the CAC; (v) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure, and neither we nor the PRC subsidiary has received any notification from applicable PRC governmental authorities indicating that any of the PRC subsidiary’s products or services is determined as the Critical Information Infrastructure.

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

Our CEO and majority shareholder, Mr. Guolin Tao, has beneficial ownership of 103,091,628 shares of common stock of the Company. These shares represent ownership of approximately 60.60% of the Company’s common stock as of March 5, 2026. Mr. Guolin Tao may be able to determine all matters requiring shareholder approval. For example, Mr. Guolin Tao may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited transaction proposals or offers for the Company’s common stock that you may believe are in your best interest as one of our shareholders.

Since the Company’s common stock is traded on the OTCQB, an active, liquid trading market for the Company’s common stock may not develop or be sustained. If and when an active market develops the price of the Company’s common stock may be volatile.

Presently, the Company’s common stock is traded on the OTOCQB. Presently there is limited trading in the Company’s stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of the Company’s common stock may be limited, and a lack of visibility for shares of the Company’s common stock may have a depressive effect on the market price for shares of its common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of the Company’s common stock. Moreover, the OTCQB is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

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

The Company’s Articles of Incorporation authorizes the issuance of 180,000,000 shares of common stock. As of the date of this report, we have 170,118,287 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.

The Company’s common stock currently trades on the OTCQB under the symbol “EUBG” and currently there is minimal trading in the Company’s common stock. There can be no assurance as to the liquidity of any markets that may develop for the Company’s common stock, the ability of holders of the Company’s common stock to sell the Company’s common stock, or the prices at which holders may be able to sell the Company’s common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of the Company’s common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s common stock, and the market value of the Company’s common stock would likely decline.

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

We will be subject to the penny stock rules, which will make shares of the Company’s common stock more difficult to sell.

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

Our Hong Kong subsidiary leased approximately 300 square meter office space in Hong Kong at Room 901B, 9/F., Empire Centre, No. 68 Mody Road, Tsim Sha Tsui, Hong Kong. Our rent and related fees for the office space in Hong Kong, is $176,739 per year, with a lease term of 2 years which terminates in November 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is currently quoted on the OTCQB under the symbol EUBG. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of March 5, 2026, we had 165 holders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Common and Preferred Stock

The Company’s authorized capital stock consists of 180,000,000 shares of common stock, par value $0.0001 per share, and 1,100,000 shares of preferred stock, par value $0.0001 per share. As of March 5, 2026, there were 170,118,287 shares of the Company’s common stock issued and outstanding and 0 shares of the Company’s preferred stock issued and outstanding.

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

Overview

EUBG is a holding company for its operating subsidiaries that provide marketing consultancy services and marketing services in China. While substantially all of our operations are located in China, we currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because our operations are in China and our major shareholders are located in China, there is always a risk that the Chinese government may exert certain supervision over the operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On February 25, 2026, we effected a 1-for-10 reverse stock split, see Note 13, Subsequent Events, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Share-related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Comparison of Results of Operations of the Years ended December 31, 2025 and 2024

Results of Operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024

The following table represents our audited consolidated statement of operations for the year ended December 31, 2025 and 2024.

	2025		2024
	$	% of Revenues	$	% of Revenues

Revenue	$5,682,985	100%	$5,274,495	100%
Cost of revenue	(667,721)	(12)%	(687,161)	(13)%
Gross profit	5,015,264	88%	4,587,334	87%

Selling, general and administrative expenses	(2,067,539)	(36)%	(2,005,717)	(38)%
Total other income, net	338,532	6%	222,336	4%
Income before income tax	3,286,257	58%	2,803,953	53%
Income tax expense	(1,381,112)	(24)%	(1,316,323)	(25)%
Net income	$1,905,145	34%	$1,487,630	28%

Revenue and cost of revenue

During the year ended December 31, 2025, we generated revenue of $5,682,985, which represents an increase of $408,490 or 7.7% as compared to the prior year. The increase was mainly attributable to a $469,787 increase in our consultancy services related to facilitating client product sales. This growth was partially offset by a $1,965,628 decrease in our live stream performer training consultancy services, which resulted from a change in the settlement method from a fixed rate on client revenue to a per-head basis. The decrease was largely offset by our newly introduced digital commerce empowerment services, which contributed $1,889,496 in revenue.

Cost of revenue for the year ended December 31, 2025 was $667,721, which represented a slight decrease of $19,440 or 2.8% as compared to the prior year. The decrease in cost of revenue is primarily due to the completion of a consultation service with a service provider on March 31, 2025, which has not recurred. The decrease was partially offset by an increase in payroll for direct staff.

Profit margin for the year ended December 31, 2025 was 88.3%, which represents a slight increase of 1.3% as compared to the prior year.

As a result of the above, the gross profit was $5,015,264 for the year ended December 31, 2025, which represented an increase of $427,930 or 9.3% as compared to the prior year.

Selling, general and administrative expenses

During the year ended December 31, 2025, we incurred $2,067,539 in selling, general and administrative expenses, which represented a slight increase of $61,822 or 3.1% as compared to the prior year. Our selling, general and administrative expenses consisted mainly of audit fees, professional fees, payroll expenses and consultancy fees.

Total other income, net

During the year ended December 31, 2025, we recorded total other income of $338,532, which represented a difference of $116,196 or 52.3% as compared to the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The difference is primarily attributable to the unrealized exchange gain of $223,288 resulting from the appreciation of the RMB against the HKD.

Income tax expense

During the year ended December 31, 2025, we incurred income tax expense of $1,381,112, which represented an increase of $64,789 or 4.9% as compared to the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the year ended December 31, 2025, our income tax expenses comprised of current tax expenses and deferred tax expense of $1,153,100 and $228,012, respectively, compared to current tax expenses and deferred tax expenses of $941,762 and $374,561 for the prior year.

Net income

As a result of the above, we generated a net income of $1,905,145 and $1,487,630 for the year ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

	December 31,
	2025	2024
Cash and cash equivalents	$11,014,303	$8,488,063
Total current assets	11,709,859	9,220,110
Total assets	12,233,330	9,386,317
Total liabilities	1,792,734	977,348
Retained earnings	3,510,813	1,605,668
Total equity	10,440,596	8,408,969

Cash flow

The following table sets forth a summary of our cash flows for the years indicated:

	2025	2024
Net cash generated from operating activities	$2,520,315	$1,360,532
Net cash used in investing activities	(117,423)	-
Net cash used in financing activities	-	(2,211,536)
Effect of exchange rates on cash	123,348	14,952
Cash and cash equivalents, beginning of year	8,488,063	9,324,115
Cash and cash equivalents, end of year	$11,014,303	$8,488,063

Cash generated from operating activities

Net cash generated from operating activities for the year ended December 31, 2025 was $2,520,315, which represented an increase of $1,159,783 or 85.2% as compared to the prior year. The increase of operating cash flows mainly resulted from a combination of below operating activities changes:

Net income was $1,905,145 for the year ended December 31, 2025, as compared to $1,487,630 in the prior year. The increase of net income of $417,515 or 28.1% was primarily due to a $469,787 increase in our consultancy services related to facilitating client product sales.

Cash inflow arising from deferred tax adjustment was $24,006 for the year ended December 31, 2025, as compared to cash inflow of $94,675 in the prior year. The changes of deferred tax was majorly attributed to reversal of trademark income recognition with amount of $72,991.

Cash inflow of other receivables and prepayments was $106,136 for the year ended December 31, 2025, as compared to cash outflow of $172,751 in the prior year. The change in cash flow of $278,887 was primarily due to the recognition of prepaid expenses and collection of other receivables during the year ended December 31, 2025, whereas there were no such prepayments recognition in the prior year.

Cash inflow of tax payables was $397,072 for the year ended December 31, 2025, as compared to cash outflow of $221,146 for the prior year. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the year. For the year ended December 31, 2025, the income tax provision was $1,153,100 and exceeded the income tax paid of $756,028, leading to the cash inflow of $397,072. For the prior year, the income tax provision was $941,762, less than the income tax paid of $1,162,908, resulting the cash outflow of $221,146.

Cash flows used in investing activities

The cash used in investing activities for the year ended December 31, 2025 was due to purchase of property, plant and equipment of $117,423.

No cash movement of investing activities was resulted for the year ended December 31, 2024.

Cash flows used in financing activities

No cash movement of financing activities was resulted for the year ended December 31, 2025. The cash used in financing activities for the year ended December 31, 2024 was due to dividends paid of $2,211,536 to the shareholders.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of December 31, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	412,183	233,264	178,919	-	-
TOTAL	$412,183	233,264	178,919	-	$-

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

Critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers.

Name	Age	Position(s)
Guolin Tao	50	Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer
Jianyong Li	43	Director and Chief Compliance Officer (“CCO”)

Set forth below is a brief description of the background and business experience of each of the Company’s current executive officers and directors.

GUOLIN TAO – Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

Mr. Tao has more than 20 years of professional experience in business consultation, operations, management and in the marketing industry. From 2015 to now, he has been the chairmen of two non-profit organizations: Qiming Public Welfare Foundation (1/2015 to 9/2020) and Gansu Guolin Welfare Foundation (9/2020 to present). Mr. Tao serves as CEO, CFO of Entrepreneur Universe Bright Group (EUBG); serves as the CFO of the subsidiary in Hong Kong and designated as a senior consultant in China. He focuses his arears in digital marketing, brands marketing and consumer economics. He is the author of “The Power of Consuming”, “No Names”, and “Winning in the System”, which are the popular marketing books in China. Mr. Tao graduated from Beijing Institute of Technology with a BS degree, and was graduated from Beijing University of Posts and Telecommunications with MBA degree.

JIANYONG LI – Director and Chief Compliance Officer

Mr. Li is known as a startup team operation specialist and problem-solver for emergencies event coordinator & management specialist in China. He has served several times as the chairperson of conference and organize hundreds of Charity Fundraising Event. Mr. Li graduated from Beijing Institute of Technology with Bachelor’s degree in Business Administration. He is currently the Director of Entrepreneurship World Technology Holding Group Company Limited, the subsidiary of the Company in Hong Kong. He was the deputy secretary-general of Qiming Public Welfare Foundation responsible for carrying out public service activities in education, career for people with disabilities, and social welfare during the tenure. He has rich experiences as a marketing manager and led thousands of marketing teams which attained annual sales of more than billions of dollars in China. Mr. Li has been named as a team operations leader in the Asia-Pacific region in the marketing industry. He was awarded by China Annual Economic Summit as 2020 Top Ten Economic (Industry) Innovative Entrepreneurs.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the Company’s named executive officers paid by us during the years ended December 31, 2025 and 2024.

		Annual Compensation			Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)

Guolin Tao, Chairman, CEO, and CFO(1)	2025	564,698	-	-	-	-	564,698
	2024	536,712	-	-	-	-	536,712

Jianyong Li, Director and CCO(1)	2025	239,974	-	-	-	-	239,974
	2024	195,390	-	-	-	-	195,390

(1)	Paid by the subsidiaries Entrepreneurship World Technology Holding Group Company Limited and Xian Yunchuang Space Information Technology Co., Limited in Hong Kong and China.

Employment Agreement

Guolin Tao

In accordance with company’s board resolution, Mr. Guolin Tao has been appointed as the CEO, CFO, and director of the Company. Furthermore, Mr. Guolin Tao has entered into two employment agreements with Entrepreneurship World Technology Holding Group Co Ltd and Xi’an Yunchuang Space Information Technology Co. Ltd., respectively.

Per the employment agreement with Entrepreneurship World Technology Holding Group Co Ltd dated September 1, 2022, Mr. Guolin Tao has been appointed as the CFO for our HK subsidiary beginning on September 1, 2022, and ended on August 31, 2025. His employment agreement has been renewed on September 1, 2025 without ending date. Mr. Tao receives a monthly salary of HKD100,000, which has been increased to HKD 150,000 effective November 1, 2023.  He is also entitled to social insurance benefits as per the regulations of the state and local government, which include employee endowment, unemployment, major disease medical planning, among other social insurances. The agreement includes standard confidentiality clauses. Furthermore, the agreement allows for early termination under specific conditions detailed within, in addition to standard clauses for expiration or mutual consent by both parties.

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

Per the employment agreement with Entrepreneurship World Technology Holding Group Co Ltd dated September 1, 2022, Mr. Jianyong Li has been appointed as the director for our HK subsidiary beginning on September 1, 2022. Mr. Li receives a monthly salary of HKD50,000, which has been increased to HK$80,000 effective January 1, 2025. He is also entitled to social insurance benefits as per the regulations of the state and local government, which include employee endowment, unemployment, major disease medical planning, among other social insurances. The agreement includes standard confidentiality clauses. Furthermore, the agreement allows for early termination under specific conditions detailed within, in addition to standard clauses for expiration or mutual consent by both parties.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 6, 2026, the number of shares of the Company’s common stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Unless otherwise indicated, the business address of each of the Company’s directors and executive offices is Suite 907, Saigao City Plaza Building 2, No. 170 Weiyang Road, Xi’an, China.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Guolin Tao(3)	103,091,628	60.60%
Jianyong Li	2,134,792	1.26%
All executive officers and directors as a group (2 person)	105,226,420	61,86%
5% Holders:
Tethys Fountain Limited(3)
Vistra Corporate Services Center
Wickhams Cay II, Road Town
Tortola, VG 1110, British Virgin Island	103,091,628	60.60%
New Finance Consultants Limited(4)
957 Road Town
Tortola, British Virgin Island	14,089,929	8.28%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 170,118,287 shares of common stock issued and outstanding.

(3)	Guolin Tao is the indirect beneficial owner of 103,091,628 shares of common stock of the Company through Tethys Fountain Limited, of which Guolin Tao is the indirect beneficial owner of 100% of its share capital.

(4)	Sun Ying is the indirect beneficial owner of 14,089,929 shares of common stock of the Company through New Finance Consultants Limited, of which Sun Ying is the indirect beneficial owner of 100% of its share capital.

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

For the years ended December 31, 2025 and 2024, we had recorded sundry income of $7,991 and $7,874, respectively, from the aforementioned trademark licensing agreement.

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

Parent

Tethys Fountain Limited may be deemed our parent as it owns 103,091,628 shares of our common stock, or 60.60% of the issued and outstanding shares of our common stock.

Item 14. Principal Accountant Fees and Services.

For the years ended December 31, 2025 and 2024, the Company’s independent public accounting firm is Prager Metis CPAs, LLC (“PragerMetis”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by the Company’s Independent Registered Public Accounting Firm, for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit fees(1)	$345,000	$345,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$345,000	$345,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report on Form 10-K. For the years ended December 31, 2025 and 2024, the aggregate fees for PragerMetis related to audit services were $345,000 and $345,000, respectively.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	The Company’s auditors did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2025 and 2024.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2025 and 2024.

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

(b) Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation amending number of shares of Common Stock and Preferred Stock authorized for issue (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.3	Certificate of Withdrawal of Certificate of Designation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation for Name Change (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.5	Bylaws (Incorporated herein by reference to Exhibit 3.5 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
3.6	Amended and Restated By-laws of Entrepreneur Universe Bright Group (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on May 22, 2023)
3.7	Certificate of Change of Entrepreneur Universe Bright Group Relating to the Reverse Stock Split (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on February 24, 2026)
3.8	Certificate of Correction of Entrepreneur Universe Bright Group filed on March 16, 2026
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 10 filed with the SEC on June 30, 2021)
4(vi)	Description of Securities

10.1	Form of Customer Cooperation Agreement (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 10A Amendment No. 2 filed with the SEC on October 21, 2021)
10.2	Service Agreement, dated October 19, 2019, and Agreement on Dissolution of Contract, dated December 1, 2019, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.3	Drop Shipping Cooperation Agreement dated November 19, 2019 (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.4	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.5	Cooperation Agreement with Xi’an Chuangyetianxia Network Technology Co., Ltd., dated November 1, 2019 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.6	Data Sharing Cooperation Agreement, dated October 28, 2019, and Termination Agreement, dated May 8, 2020, with Xi’an Chuangyetianxia Network Technology Co., Ltd. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.7	Loan Agreement, dated December 1, 2019, with Baiyin Wujin Gorge Culture Communication Co., Ltd. (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10/A Amendment No. 2 filed with the SEC on October 21, 2021)
10.8+	English translation of Employment Agreement between Xi’an Yunchuang Space Information Technology Co. Ltd. and Guolin Tao, dated November 1, 2022 (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Report on Form 10-K filed with the SEC on March 28, 2024)
10.9+	English translation of Employment Agreement between Entrepreneurship World Technology Holding Group Company Limited and Guolin Tao, dated September 1, 2022 (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Report on Form 10-K filed with the SEC on March 28, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the registrant’s Report on Form 10-K filed with the SEC on March 28, 2025)
19.1	Insider Trading Compliance Manual (Incorporated herein by reference to Exhibit 19.1 to the registrant’s Report on Form 10-K filed with the SEC on March 28, 2025)
21.1	Subsidiaries
31.1	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Guolin Tao, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with the SEC.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2026	Entrepreneur Universe Bright Group

	By:	/s/ Guolin Tao
	Name:	Guolin Tao
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Guolin Tao	Chairman, Chief Executive Officer and Chief Financial Officer	March 30, 2026
Guolin Tao	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Jianyong Li	Director and Chief Compliance Officer	March 30, 2026
Jianyong Li

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Entrepreneur Universe Bright Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entrepreneur Universe Bright Group (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2025 and 2024, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, New Jersey
March 27, 2026
PCAOB ID Number 273

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024
(In U.S. dollars except for number of shares)

	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,014,303	$8,488,063
Accounts receivable	557,796	491,476
Other receivables and prepayments	137,760	240,571
Total current assets	11,709,859	9,220,110

NON-CURRENT ASSETS
Plant and equipment, net	140,049	52,201
Operating lease right-of-use assets, net	383,422	114,006
Total non-current assets	523,471	166,207

TOTAL ASSETS	$12,233,330	$9,386,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$465,536	$470,759
Contract liabilities	103,953	-
Operating lease liabilities, current	231,360	56,275
Tax payables	522,521	109,748
Amount due to a director	3,520	3,527
Total current liabilities	1,326,890	640,309

NON-CURRENT LIABILITY
Deferred tax liabilities	303,038	279,308
Operating lease liabilities, non-current	162,806	57,731
Total non-current liabilities	465,844	337,039

TOTAL LIABILITIES	1,792,734	977,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2024: Nil) shares issued and outstanding as of December 31, 2025	-	-
Common stock, par value $0.0001 per share; 180,000,000 shares authorized, 170,118,287 (December 31, 2024: 170,118,287) shares issued and outstanding as of December 31, 2025*	17,012	17,012
Additional paid-in capital*	6,606,154	6,606,154
Statutory reserves	65,911	65,911
Retained earnings	3,510,813	1,605,668
Accumulated other comprehensive income	240,706	114,224
Total stockholders’ equity	10,440,596	8,408,969
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,233,330	$9,386,317

*	Retrospectively restated for the effect of reverse stock split (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(In U.S. dollars except for number of shares)

	2025	2024
Revenue	$5,682,985	$5,274,495
Cost of revenue	(667,721)	(687,161)
Gross profit	5,015,264	4,587,334
Selling, general and administrative expenses	(2,067,539)	(2,005,717)
Profit from operations	2,947,725	2,581,617
Other income:
Interest income	20,593	18,807
Exchange gain (loss)	223,288	(160,058)
Sundry income	94,651	363,587
Total other income (expenses), net	338,532	222,336
Income before income tax	3,286,257	2,803,953
Income tax expense	(1,381,112)	(1,316,323)
Net income	1,905,145	1,487,630
Other comprehensive loss
Foreign currency translation adjustment	126,482	1,672
Total comprehensive income	$2,031,627	$1,489,302

Net income per share - Basic and diluted	$0.01 *	$0.01 *
Weighted average number of common shares outstanding
- Basic and Diluted	170,118,287 *	170,118,287 *

*	Retrospectively restated for the effect of reverse stock split (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In U.S. dollars except for number of shares)

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares*	Amount*	Capital*	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2024	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$2,329,574	$112,552	$9,131,203

Net income	-	-	-	-	-	-	1,487,630	-	1,487,630
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,672	1,672
Dividends	-	-	-	-	-	-	(2,211,536)	-	(2,211,536)

Balance as of December 31, 2024	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$1,605,668	$114,224	$8,408,969

Net income	-	-	-	-	-	-	1,905,145	-	1,905,145
Foreign currency translation adjustment	-	-	-	-	-	-	-	126,482	126,482

Balance as of December 31, 2025	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$3,510,813	$240,706	$10,440,596

*	Retrospectively restated for the effect of reverse stock split (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In U.S. dollars)

	2025	2024
Cash flows from operating activities
Net income	$1,905,145	$1,487,630
Adjustments to reconcile net income to cash generated from operating activities:
Depreciation	34,326	49,860
Amortization of operating lease right-of-use assets	70,690	49,200
Deferred tax	24,006	94,675
Changes in operating assets and liabilities:
Other receivables and prepayments	106,136	(172,751)
Accounts receivable	(43,920)	123,905
Other payables and accrued liabilities	(14,334)	(1,641)
Contract liabilities	101,158	-
Tax payables	397,072	(221,146)
Operating lease liabilities	(59,964)	(49,200)
Net cash generated from operating activities	2,520,315	1,360,532

Cash flows used in investing activity
Purchase of property, plant and equipment	(117,423)	-
Net cash used in investing activities	(117,423)	-

Cash flows used in financing activity
Dividend paid	-	(2,211,536)
Net cash used in financing activities	-	(2,211,536)

Effect of exchange rates on cash	123,348	14,952

Net increase (decrease) in cash and cash equivalents	2,526,240	(836,052)
Cash and cash equivalents at beginning of year	8,488,063	9,324,115
Cash and cash equivalents at end of year	$11,014,303	$8,488,063

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$756,028	$1,162,908
Withholding tax paid	208,632	278,215

Non-cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$335,930	$137,716

The accompanying notes are an integral part of these consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Recently Issued Accounting Pronouncements – Adopted

Income taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company retrospectively adopted the standard for the year ended December 31, 2025 and applied it to all prior periods presented.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

The Company recognized no impairment of ROU assets as of December 31, 2025 and 2024.

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

As of December 31, 2025, cash held in accounts managed by online payment platforms such as Alipay and WeChat Pay amounted to $Nil (as at December 31, 2024: $2,752), which have been classified as cash and cash equivalents in the consolidated balance sheets.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the years ended December 31, 2025 and 2024.

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

Product consultancy services are structured as performance-based arrangements representing forms of variable consideration determined by pre-established fixed rates. In these arrangements, the Company’s fees are based on the attainment of contractually defined objectives with our client, such as assisting the client in achieving a specific business objective (e.g. facilitating product sales, course enrollments, and private car sales and delivery). The Company is entitled a fixed rate on revenue generated by the client that are related to the scope of respective consultancy services upon client acceptance on the services provided.

Livestream performer training consultancy services were structured under performance-based arrangements in 2024, under which the Company was entitled to a fixed rate on revenue generated by the client upon client acceptance, with the objective of enhancing livestream performers’ performance and profitability. In 2025, the settlement method was changed to a per- head basis calculated on the number of participating performers, and revenue is recognized over time as the Company provides ongoing services including monthly training materials, daily Q&A support, and core group coaching.

Digital commerce empowerment service is charged at a fixed monthly fee, regardless of the number of participants or the revenue generated from the events. The Company’s obligation is to provide designated empowerment personnel and related coordination support to help the client enhance its digital commerce image and capabilities, and revenue is recognized over time as the services are performed, on a straight-line basis over the contract month.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	2025	2024

Product consultancy services	$2,546,179	$2,061,557
Livestream performer training consultancy services	1,247,310	3,212,938
Digital commerce empowerment services	1,889,496	-
	$5,682,985	$5,274,495

Revenue by recognition over time vs point in time

	2025	2024

Revenue recognized at a point in time	$2,546,179	$5,274,495
Revenue recognized over time	3,136,806	-
	$5,682,985	$5,274,495

Revenue recorded on a gross vs net basis

	2025	2024

Revenue recorded on a gross basis	$5,682,985	$5,274,495
Revenue recorded on a net basis	-	-
	$5,682,985	$5,274,495

Contract Liabilities

As of December 31, 2025 and 2024, the Company had contract liabilities of $103,953 and $0, respectively, recognized in current liabilities.

Cost of revenue

Cost of revenues consists primarily of employee compensation and service fees which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $85,175 and $81,111 for the years ended December 31, 2025 and 2024, respectively.

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

Year ended December 31, 2025
Balance sheet, except for equity accounts	RMB 6.9964 to US$1.00
Income statement and cash flows	RMB 7.1897 to US$1.00

Year ended December 31, 2024
Balance sheet, except for equity accounts	RMB 7.2980 to US$1.00
Income statement and cash flows	RMB 7.1887 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of December 31, 2025 and 2024, the Company had not recorded any liability for uncertain tax positions.

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

	2025		2024

Net income	$1,905,145		$1,487,630

Weighted average number of common stock outstanding
- basic and diluted	170,118,287	*	170,118,287	*

Net income per share
- basic and diluted	$0.01		$0.01

*	Retrospectively restated for the effect of reverse stock split (see Note 13).

The calculation of basic net income per share of common stock is based on the net income for the years ended December 31, 2025 and 2024 and the weighted average number of ordinary shares outstanding.

For the years ended December 31, 2025 and 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2025 and 2024 are summarized below:

	2025	2024
Motor vehicle	$484,713	$349,001
Office equipment	7,761	7,440
	492,474	356,441
Less: Accumulated depreciation	(352,425)	(304,240)
Plant and equipment, net	$140,049	$52,201

Depreciation expenses, classified as operating expenses, were $34,326 and $49,860 for the years ended December 31, 2025 and 2024, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions or balances for the years ended December 31, 2025 and 2024:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	2025	2024
Sundry income
Zhongchuang Boli	$7,991	$7,874

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	2025	2024
Amount due to a director
- Mr. Guolin Tao	$3,520	$3,527

The amount due to director as of December 31, 2025 and 2024 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2025 and 2024:

	2025	2024
Account receivables	$557,796	$491,476
Less: Allowance for doubtful accounts	-	-
	$557,796	$491,476

NOTE 6 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Deposits and other receivables	$74,901	$146,875
Prepayments	62,859	93,696
	$137,760	$240,571

NOTE 7 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Other payables	$59,406	$82,820
Salary payable	110,263	97,598
Accrued audit fees	145,000	170,000
Value-added tax and other taxes payables	98,867	68,341
Other accrued expenses	52,000	52,000
	$465,536	$470,759

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of December 31, 2025 and 2024, are also considered under restriction for distribution.

No additional statutory reserves is recorded in December 31, 2025 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 9 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2025 and 2024.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiaries has been provided in the consolidated financial statements to the extent that in the opinion of the Board of Directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at December 31, 2025 and 2024 were $3,385,777 and $2,186,663, respectively. At December 31, 2025 and 2024, the Company had deferred tax liabilities balances of $338,578 and $218,666, respectively, in respect of the undistributed profits.

For financial reporting purposes, income before income taxes includes the following components:

	2025	2024
Domestic	$(728,033)	$(738,949)
Foreign
Hong Kong	(203,938)	(506,955)
China	4,218,228	4,049,857
Income from continuing operations before income taxes	$3,286,257	$2,803,953

Income tax expense consists of the following:

	2025	2024
Current tax:
China	$1,153,100	$941,762

Deferred tax
Hong Kong	324,352	297,187
China	(96,340)	77,374
Total	$1,381,112	$1,316,323

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2025		2024
	$	%	$	% $

U.S. federal tax at statutory rate	$690,113	21.0%	$588,830	21.0%
Effect on GILTI tax	152,887	4.7%	155,179	5.5%
Foreign tax effects:
China
Rate differential in different tax jurisdictions	168,729	5.1%	161,994	5.8%
Other	2,204	0.1%	6,673	0.2%
Hong Kong
Deferred tax provided on dividends withholding tax of PRC subsidiaries	324,352	9.9%	297,187	10.6%
Other	42,827	1.3%	106,460	3.8%
Total income tax expense	$1,381,112	42.0%	$1,316,323	46.9%

The components of income tax paid are as follows:

	2025	2024
Federal	$-	$-
Foreign:
China	964,660	1,441,123
Hong Kong	-	-
Total	$964,660	$1,441,123

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 are presented below:

	2025	2024
Deferred tax assets:
Deductible temporarily difference arising from other payable	12,359	11,848
Deductible temporarily difference arising from contract liabilities	25,988	-
Net operating loss carrying forward	76,517	76,668
Less: Net off with deferred tax liabilities for financial reporting purposes	(38,347)	(11,848)
Less: Valuation allowance on deferred tax assets	(76,517)	(76,668)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Book depreciation exceeding tax depreciation	$2,807	$583
Undistributed profits of a PRC subsidiary	$338,578	$218,665
Taxable temporarily difference arising from account receivables and other receivables	-	71,908
Less: Net off with deferred tax assets for financial reporting purposes	(38,347)	(11,848)
Net total deferred tax liabilities	$303,038	$279,308

NOTE 10 – LEASE

On October 10, 2025, the Company entered into a lease agreement for office space in Hong Kong with a non-cancellable lease term, commencing on November 3, 2025 and expiring on November 2, 2027. The monthly rental payment and related fees are approximately $14,728 (HKD114,822) per month. On June 12, 2024, the Company renewed a lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $4,009 (RMB28,821) per month.

Operating lease expense for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024

Operating lease cost – straight line	76,516	51,558
Total lease expense	$76,516	$51,558

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025:

Operating leases

2026	$233,246
2027	178,919
2028	-
2029	-
Thereafter	-
Total undiscounted cash flows	412,165
Less: imputed interest	(17,999)
Present value of lease liabilities	$394,166

Lease term and discount rate

2025
Weighted-average remaining lease term - year	1.78
Weighted-average discount rate (%)	4.92%

Supplemental cash flow information related to lease where the Company was the lessee for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Operating cash outflows from operating lease	$65,788	$51,558

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of December 31, 2025 and 2024.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of December 31, 2025 and 2024.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 12 – CERTAIN RISKS AND CONCENTRATIONS

(a) Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the years ended December 31, 2025 and 2024:

	2025		2024
Customer A	$3,136,806	55%	$3,212,938	61%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of December 31, 2025 and 2024:

	2025		2024
Customer A	$388,099	70%	$238,345	48%
Customer C	65,192	12%	72,671	15%

*	Comprised less than 10% of accounts receivables for the respective period.

For the years ended December 31, 2025 and 2024, the Company derived services revenues of $2,542,999 and $5,222,370, respectively, through the APP platform managed by Xian CNT, represented 44.7% and 99.0% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 4 to the consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the years ended December 31, 2025 and 2024:

	2025				2024
Service vendor A	$	*	*	%	$121,550	18%

*	Comprised less than 10% of cost of revenue for the respective period.

There was no service vendor that individually comprised 10% or more of accounts payable as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company’s cash and cash equivalents included bank deposits in accounts maintained in China and Hong Kong and liquid funds in online payment platforms. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2025 and 2024, $11,014,303 and $8,488,063 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the United States, the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of December 31, 2025, the Company held cash of $31,911 deposited in financial institutions located in the United States, and each bank is insured by the government authority with the maximum limit of $250,000 for all accounts held with that bank. The Company held cash of $3,667,943 deposited in financial institutions located in Mainland China, and each bank is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $71,465) for all accounts held with that bank. The amount in excess of government insured in Mainland China is $3,521,126. The Company also held cash of $7,314,449 deposited in financial institutions located in Hong Kong, and each bank is insured by the government authority with the maximum limit of HKD 800,000 (equivalent to $102,784) for all accounts held with that bank. The amount in excess of government insured in Hong Kong is $7,211,665. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

NOTE 13 – SUBSEQUENT EVENTS

On February 10, 2026, we acquired a wholly-owned subsidiary in Hong Kong for a consideration of HKD350,000 (equivalent to $44,968) for the purpose of entering in the fintech business. Our management is currently in process of developing a business plan to commence operations.

On February 25, 2026, we effected a 1-for-10 reverse stock split on our common stock. As a result of the Reverse Stock Split and immediately following the effect of the Reverse Stock Split, the Company has been authorized to issue 180,000,000 shares of Common Stock, par value $0.0001, and there are 170,118,278 shares of Common Stock issued and outstanding. The Reverse Stock Split will have no effect on the par value of the Preferred Stock and Common Stock. Common share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.