Form 10-Q
period 2026-03-31
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2026-05-15
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of registrant’s common stock outstanding as of May 12, 2026 was 170,118,287.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

i

NOTE

Entrepreneur Universe Bright Group, a Nevada corporation (“EUBG” or the “Company”), is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiaries in Hong Kong and in the People’s Republic of China (“PRC” or “China”). Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-Q (the “Form 10-Q”), the terms “we,” “us,” and “our” refer to EUBG and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiary” refers to Entrepreneurship World Technology Holding Group Company Limited, our wholly-owned subsidiary and a Hong Kong limited company, and “PRC subsidiary” refers to Xi’an Yunchuang Space Information Technology Co., Ltd., f/k/a Entrepreneurship World Consultants Limited, a wholly-foreign owned Chinese subsidiary of HK subsidiary. EUBG is a holding company for its operating subsidiaries.

We currently do not, and we do not plan to use variable interest entities (“VIE”) to execute our business plan or to conduct our China-based operations. We do not have any contractual arrangements between the holding company, the HK subsidiary, and the PRC subsidiary. EUBG is a Nevada holding company and does not have any substantive operations other than directly or indirectly holding the equity interest in our operating subsidiaries in Hong Kong and China. Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our corporate structure, which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. See “Risk Factors — Risks associated with doing business in China” in our Annual Report (as defined below) for detailed discussions.

To the extent you make any investment in our Company, it will be in EUBG, our holding company in Nevada, and not in our operating subsidiaries in Hong Kong or in China. Because substantially all of our operations are conducted in China through our PRC subsidiary, the PRC government may exercise significant oversight and discretion over the conduct of our business and may exert more supervision over our operations, which could have a material adverse effect on our operations and/or the value of the Company’s common stock. The PRC government could also significantly limit or completely hinder our ability to list and/or remain listed on a U.S. or other foreign exchange, and to offer future securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks associated with doing business in China - The recent state government supervision on business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China. The PRC government may exert more supervision over our operations, which could have a material adverse effect on our operations and significantly and adversely impact the value of the Company’s common stock, including potentially causing the value of the Company’s common stock to decline or be worthless” in our Annual Report for detailed discussions.

There are significant legal and operational risks associated with being in and conducting a substantial portion of our operations in Chinese mainland. PRC laws and regulations governing our current business operations and corporate structure are sometimes vague and uncertain, and we face the risk that changes in the PRC laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented could have a significant impact upon the business we may be able to conduct in the PRC which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. Furthermore, these risks may significantly limit or completely hinder our ability to offer or continue to offer our securities to investors in the future. See “Risk Factors — Risks associated with doing business in China” in our Annual Report for detailed discussions.

Recently, the PRC government has sought to exert more oversight and supervision over offerings that are conducted overseas and/or foreign investments in China based issuers. For example, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by China Securities Regulatory Commission (the “CSRC”), which regulate overseas securities offering and listing activities by China-based companies; the Regulations on Network Data Security Management (the “Network Data Regulation”) was issued by the State Council of China on September 24, 2024 and has been effective on January 1, 2025, which requires, among other things, where network data processing activities carried out by a network data processor affect or may affect national security, national security review shall be conducted in accordance with the relevant provisions issued by the state; Measures for Cybersecurity Review (2021), jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of Chinese mainland and Hong Kong. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Item 1A. Risk Factors— Risks associated with doing business in China — The PRC government has the ability to exert substantial supervision over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless” in our Annual Report for detailed discussions.

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

As advised by our PRC legal counsel, we need to file with the CSRC within three business days after our application for listing in an offshore securities exchange is submitted. As of the date of this filing, we have not submitted for listing on a U.S. exchange, nor have we, or our subsidiaries, applied for or received any denial for the registration of our shares of common stock with the SEC. However, The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and five supporting guidelines which became effective on March 31, 2023. Thus, we are required to file with the CSRC within three business days after our application for listing in an offshore securities exchange is submitted. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. We cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. However, (i) if we inadvertently concluded that no other permissions, approvals or filings are required, or (ii) if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals or finish other procedures to issue the Company’s common stock to foreign investors, and we are unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver, then we may not be able to issue our shares. In addition, any uncertainties and/or negative publicity regarding such requirements could have a material adverse effect on the trading price of our securities.

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

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiary for its operations and the HK subsidiary is permitted to transfer cash as a loan and/or capital contribution to the PRC subsidiary for capital investment and company operations. For instance, the PRC subsidiary will use the cash for its daily business operations. However, under existing PRC regulations, any loans made to our PRC subsidiary shall not exceed a statutory limit, and shall be filed with PRC State Administration of Foreign Exchange (“SAFE”) or its local bureau. Additionally, any capital contributions the HK subsidiary make to the PRC subsidiary shall be filed with the local commerce department. The PRC subsidiary is the main operating company to earn revenue. The HK subsidiary is also permitted under the laws of Hong Kong SAR to provide funding to EUBG through dividend distribution without restrictions on the amount of the funds. Current PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles, which differ from the generally accepted accounting principles in other jurisdictions. In addition, PRC laws also require a foreign-invested enterprise to set aside at least 10% of its after-tax profits, if any, to fund its statutory reserves, until the aggregate amount reaches 50% of its registered capital. In addition, a wholly foreign-owned enterprise may, at its discretion, allocate a portion of its after-tax profits based on PRC accounting principles to enterprise expansion funds, staff welfare, and bonus funds. Those reserve funds are not available for distribution as cash dividends. The PRC government’s control of foreign currency conversion may limit our foreign exchange transactions. Under existing PRC foreign exchange regulations, payments of current account items can be made in foreign currencies without prior approval from SAFE. However, approval from SAFE, or registration with SAFE or other appropriate departments is required where RMB shall be converted into foreign currency and be remitted out of the PRC. Failure to comply with the above regulations may result in liability under PRC laws for evasion of foreign exchange controls.

As of the date of this filing, our PRC subsidiary has declared and distributed $17 million dividend to its Hong Kong parent company. This amount includes a $2 million dividend declared on March 30, 2026, and is net of $1.9 million withholding tax charged at a rate of 10% of the declared and distributed dividend. However, we cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately $2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no cash transfer or transfer of other assets (including dividends and distribution) have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiary or our PRC subsidiary.

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

v

On September 1, 2021, our PRC subsidiary adopted a written Monetary and Cash Fund Management System (“Cash Management Policy”) for its operations in China. The Cash Management Policy covers cash, bank deposits and other monetary funds owned by the PRC subsidiary and includes procedures on receiving funds, depositing funds, transferring funds and proper documentation and recording of cash. We adopted the Cash Management Policy in order to provide a process and guidance on collecting, accounting for, and safeguarding all cash and cash equivalents of our PRC subsidiary. EUBG and its Hong Kong subsidiaries do not have a cash management policy.

Except as otherwise specifically indicated, all previously reported information in this filing has been retroactively adjusted to give effect to a 1-for-10 reverse stock split that was effective on February 25, 2026.

For detailed discussions on such risks, please see the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”), filed with the SEC on March 30, 2026.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report filed with the Securities and Exchange Commission (SEC) on March 30, 2026. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

	March 31, 2026	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,605,077	$11,014,303
Accounts receivable	408,208	557,796
Other receivables and prepayments	139,369	137,760
Total current assets	11,152,654	11,709,859

NON-CURRENT ASSETS
Plant and equipment, net	179,803	140,049
Intangible assets	49,301	-
Operating lease right-of-use assets, net	331,827	383,422
Total non-current assets	560,931	523,471

TOTAL ASSETS	$11,713,585	$12,233,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$274,844	$465,536
Contract liabilities	119,850	103,953
Operating lease liabilities, current	233,654	231,360
Tax payables	327,967	522,521
Amount due to a director	3,494	3,520
Total current liabilities	959,809	1,326,890

NON-CURRENT LIABILITY
Deferred tax liabilities	124,446	303,038
Operating lease liabilities, non-current	105,597	162,806
Total non-current liabilities	230,043	465,844

TOTAL LIABILITIES	1,189,852	1,792,734

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2025: Nil) shares issued and outstanding as of March 31, 2026	-	-
Common stock, par value $0.0001 per share; 180,000,000 shares authorized, 170,118,287 (December 31, 2025: 170,118,287*) shares issued and outstanding as of March 31, 2026	17,012	17,012
Additional paid-in capital*	6,606,154	6,606,154
Statutory reserves	65,911	65,911
Retained earnings	3,588,692	3,510,813
Accumulated other comprehensive income	245,964	240,706
Total stockholders’ equity	10,523,733	10,440,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,713,585	$12,233,330

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)
(In U.S. dollars except for number of shares)

	Three months ended March 31,
	2026	2025
Revenue	$737,844	$961,954
Cost of revenue	(143,854)	(172,271)
Gross profit	593,990	789,683
Selling, general and administrative expenses	(590,298)	(461,108)
Profit from operations	3,692	328,575
Other income:
Interest income	5,039	4,379
Exchange gain	120,643	29,011
Sundry income	91,309	18,081
Total other income, net	216,991	51,471
Income before income tax	220,683	380,046
Income tax expense	(142,804)	(196,561)
Net income	77,879	183,485
Other comprehensive income
Foreign currency translation adjustment	5,258	1,710
Total comprehensive income	$83,137	$185,195

Net income per share - Basic and diluted*	$0.00	$0.00
Weighted average number of common shares outstanding
- Basic and Diluted*	170,118,287	170,118,287

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three months ended March 31, 2025

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares*	Amount*	Capital*	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2025	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$1,605,668	$114,224	$8,408,969
Net income	-	-	-	-	-	-	183,485	-	183,485
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,710	1,710
Balance as of March 31, 2025	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$1,789,153	$115,934	$8,594,164

Three months ended March 31, 2026

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of		Paid-In	Number of		Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Reserve	Earnings	Income	Equity
Balance as of January 1, 2026	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$3,510,813	$240,706	$10,440,596
Net income	-	-	-	-	-	-	77,879	-	77,879
Foreign currency translation adjustment	-	-	-	-	-	-	-	5,258	5,258
Balance as of March 31, 2026	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$3,588,692	$245,964	$10,523,733

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$77,879	$183,485
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	5,790	9,743
Amortization of operating lease right-of-use assets	50,463	10,997
Deferred tax	(176,203)	(13,133)
Changes in operating assets and liabilities:
Other receivables and prepayments	(1,521)	157,151
Accounts receivable	157,089	177,038
Other payables and accrued liabilities	(193,302)	(192,650)
Contract liabilities	14,298	-
Tax payables	(201,330)	102,818
Operating lease liabilities	(53,715)	(10,998)
Net cash (used in) provided by operating activities	(320,552)	424,451

Cash flows from investing activity
Purchase of property, plant and equipment	(43,304)	-
Payment for acquisition of a subsidiary	(49,301)	-
Net cash used in investing activities	(92,605)	-

Effect of exchange rates on cash	3,931	77

Net (decrease) increase in cash and cash equivalents	(409,226)	424,528
Cash and cash equivalents at beginning of period	11,014,303	8,488,063
Cash and cash equivalents at end of period	$10,605,077	$8,912,591

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$526,084	$108,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company changed its name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

On February 10, 2026, the Company acquired HengYing International Investment Limited (“HengYing”) as its wholly-owned subsidiary in Hong Kong for a consideration of HKD350,000 (equivalent to $44,777). Heng Ying holds a Hong Kong Money Lenders License, which permits the Company to engage in commercial lending activities, including the provision of secured and unsecured personal and business loans. The Company has submitted routine annual renewal application, which is currently pending review and approval, which is anticipated to complete in June 2026. The Company executed this acquisition to establish a foundation for its planned entry into the financial technology (“Fintech”) sector. In connection with the transaction, the Company incurred direct acquisition costs of HKD35,360 ($4,524). The transaction was accounted for as an asset acquisition, with the total purchase price of $49,301 allocated to the acquired assets based on their relative fair values. As HengYing held no tangible assets at the date of acquisition, the entire cost was allocated to its Money Lenders License and recognized as an intangible asset.

On February 25, 2026, the Company effected a 1-for-10 reverse stock split on its common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split and immediately following the effect of the Reverse Stock Split, the Company has been authorized to issue 180,000,000 shares of Common Stock, par value $0.0001, and there are 170,118,278 shares of Common Stock issued and outstanding. The Reverse Stock Split has no effect on the par value of the Preferred Stock and Common Stock. All information has been retroactively adjusted in this report to reflect the Reverse Stock Split for all periods presented.

The Company, through its wholly owned subsidiaries, mainly engages in provision of digital marketing consultation services in Hong Kong and China.

Company name		Place/date of incorporation	Principal activities
1.	Entrepreneurship World Technology Holding Group Company Limited	Hong Kong/May 15, 2019	Plan to provide consulting and promotional services

2.	Xian Yunchuang Space Information Technology Co., Ltd.	The People’s Republic of China (“PRC”)/October 18, 2019	Digital marketing consultation services

3.	HengYing International Investment Limited	Hong Kong/March 29, 2019	Plan to conduct Fintech business

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, previously filed with the SEC on March 30, 2026.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2026, its interim condensed consolidated results of operations and cash flows for the three months ended March 31, 2026 and 2025, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements – Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application and early adoption is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

Interim Reporting - Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements resulting in a comprehensive list of interim disclosures that are required by GAAP, and includes a disclosure principle that requires the disclosure of events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for the Company’s interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2028, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

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

The Company recognized no impairment of ROU assets as of March 31, 2026 and December 31, 2025.

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

Intangible assets

Money Lenders License is considered as indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. No impairment charges were recorded for the three months ended March 31, 2026, as the asset was acquired on February 10, 2026, and its carrying value approximates fair value at the reporting date.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three months ended March 31, 2026 and 2025.

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

Livestream performer training consultancy services were structured under performance-based arrangements in 2025, under which the Company was entitled to a fixed rate on revenue generated by the client upon client acceptance, with the objective of enhancing livestream performers’ performance and profitability. In 2026, the settlement method was changed to a per- head basis calculated on the number of participating performers, and revenue is recognized over time as the Company provides ongoing services including monthly training materials, daily Q&A support, and core group coaching.

Digital commerce empowerment services are charged at a fixed monthly fee, regardless of the number of participants or the revenue generated from the events. The Company’s obligation is to provide designated empowerment personnel and related coordination support to help the client enhance its digital commerce image and capabilities, and revenue is recognized over time as the services are performed, on a straight-line basis over the contract month.

Digital marketing services are structured as fixed-fee arrangements in which the Company acts as a consultant to the client, preparing and publishing not less than a designated number of digital marketing materials across various digital platforms during the contract period. The total service fee is pre-determined and paid in advance by customers. Revenue is recognized over time, measured quarterly based on the cumulative number of materials published as a proportion of the total designated number. The Company is considered a principal, and revenue is presented on a gross basis.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue by major service line

	Three months ended March 31,
	2026	2025

Product consultancy services	$208,413	$343,445
Livestream performer training consultancy services	11,114	151,719
Digital commerce empowerment services	490,316	466,790
Digital marketing services	28,001	-
	$737,844	$961,954

Revenue by recognition over time vs point in time

	Three months ended March 31,
	2026	2025

Revenue recognized at a point in time	$208,413	$343,445
Revenue recognized over time	529,431	618,509
	$737,844	$961,954

Revenue recorded on a gross vs net basis

	Three months ended March 31,
	2026	2025

Revenue recorded on a gross basis	$737,844	$961,954
Revenue recorded on a net basis	-	-
	$737,844	$961,954

Contract Liabilities

As of March 31, 2026, and December 31, 2025, the Company had contract liabilities of $119,850 and $103,953, respectively, recognized in current liabilities.

Cost of revenue

Cost of revenues consists primarily of employee compensation and service fees which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $25,124 and $21,130 for the three months ended March 31, 2026 and 2025, respectively.

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

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the condensed consolidated statements of operations and other comprehensive income (loss).

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

Three months ended March 31, 2026
Balance sheet, except for equity accounts	RMB 6.8947 to US$1.00
Income statement and cash flows	RMB 6.9266 to US$1.00

Three months ended March 31, 2025
Balance sheet, except for equity accounts	RMB 7.2633 to US$1.00
Income statement and cash flows	RMB 7.2757 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of March 31, 2026 and December 31, 2025, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended March 31,
	2026	2025

Net income	$77,879	$183,485

Weighted average number of common stock outstanding
- basic and diluted	170,118,287	170,118,287	*

Net income per share
- basic and diluted	$0.00	$0.00	*

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

For the three months ended March 31, 2026 and 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2026 and December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Motor vehicle	$535,367	$484,713
Office equipment	7,875	7,761
	543,242	492,474
Less: Accumulated depreciation	(363,439)	(352,425)
Plant and equipment, net	$179,803	$140,049

Depreciation expenses, classified as operating expenses, were $5,790 and $9,743 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2026 and December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Indefinite-lived intangible assets
Money Lenders License	$49,301	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions or balances for the three months ended March 31, 2026 and 2025:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended March 31,
	2026	2025
Sundry income
Zhongchuang Boli	$2,043	$1,945

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	March 31, 2026	December 31, 2025
Amount due to a director
- Mr. Guolin Tao	$3,494	$3,520

The amount due to director as of March 31, 2026 and December 31, 2025 are unsecured, non-interest bearing and repayable on demand.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Account receivables	$408,208	$557,796
Less: Allowance for doubtful accounts	-	-
	$408,208	$557,796

NOTE 7 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Deposits and other receivables	$67,111	$74,901
Prepayments	72,258	62,859
	$139,369	$137,760

NOTE 8 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Other payables	$52,353	$59,406
Salary payable	118,040	110,263
Accrued audit fees	50,000	145,000
Value-added tax and other taxes payables	22,151	98,867
Other accrued expenses	32,300	52,000
	$274,844	$465,536

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of March 31, 2026 and December 31, 2025, are also considered under restriction for distribution.

No additional statutory reserves is recorded in December 31, 2026 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 10 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three months ended March 31, 2026 and 2025.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiary has been provided in the condensed consolidated financial statements to the extent that in the opinion of the Board of Directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at March 31, 2026 and December 31, 2025 were $1,591,562 and $3,385,777, respectively. At March 31, 2026 and December 31, 2025, the Company had deferred tax liabilities balances of $159,156 and $338,578, respectively, in respect of the undistributed profits.

For financial reporting purposes, income before income taxes includes the following components:

	Three months ended March 31,
	2026	2025
Domestic	$(149,863)	$(156,156)
Foreign
Hong Kong	(68,900)	(67,608)
China	439,446	603,810
Income from continuing operations before income taxes	$220,683	$380,046

Income tax expense consists of the following:

	Three months ended March 31,
	2026	2025
Current tax:
China	$108,198	$211,282

Deferred tax
Hong Kong	33,258	45,334
China	1,348	(60,055)
Total	$142,804	$196,561

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	Three months ended March 31,
	2026		2025
	$	%	$	% $

U.S. federal tax at statutory rate	$46,344	21.0%	$79,810	21.0%
Effect on GILTI tax	31,471	14.3%	32,792	8.6%
Foreign tax effects:
China
Rate differential in different tax jurisdictions	17,578	8.0%	24,152	6.4%
Other	(316)	(0.1)%	275	0.1%
Hong Kong
Deferred tax provided on dividends withholding tax of PRC subsidiary	33,258	15.1%	45,334	11.9%
Other	14,469	6.6%	14,198	3.7%
Total income tax expense	$142,804	64.7%	$196,561	51.7%

The components of income tax paid are as follows:

	Three months ended March 31,
	2026	2025
Federal	$-	$-
Foreign:
China	526,084	108,464
Hong Kong	-	-
Total	$526,084	$108,464

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2026 and December 31, 2025 are presented below:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Deductible temporarily difference arising from other payable	$12,541	$12,359
Deductible temporarily difference arising from contract liabilities	29,963	25,988
Net operating loss carrying forward	75,956	76,517
Less: Net off with deferred tax liabilities for financial reporting purposes	(42,504)	(38,347)
Less: Valuation allowance on deferred tax assets	(75,956)	(76,517)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Book depreciation exceeding tax depreciation	$2,848	$2,807
Undistributed profits of a PRC subsidiary	159,156	338,578
Taxable temporarily difference arising from account receivables and other receivables	4,946	-
Less: Net off with deferred tax assets for financial reporting purposes	(42,504)	(38,347)
Net total deferred tax liabilities	$124,446	$303,038

NOTE 11 – LEASE

On October 10, 2025, the Company entered into a lease agreement for office space in Hong Kong with a non-cancellable lease term, commencing on November 3, 2025 and expiring on November 2, 2027. The monthly rental payment and related fees are approximately $14,695 (HKD114,822) per month. On June 12, 2024, the Company renewed a lease agreement with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $4,161 (RMB28,821) per month.

Operating lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025

Operating lease cost – straight line	$55,004	$11,884
Total lease expense	$55,004	$11,884

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2026:

Operating leases

Remainder of 2026	$187,008
2027	165,613
2028	-
Thereafter	-
Total undiscounted cash flows	352,621
Less: imputed interest	(13,370)
Present value of lease liabilities	$339,251

Lease term and discount rate:

2026
Weighted-average remaining lease term - year	1.53
Weighted-average discount rate (%)	4.92%

Supplemental cash flow information related to lease where the Company was the lessee for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Operating cash outflows from operating lease	$58,257	$11,884

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of March 31, 2026 and December 31, 2025.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of March 31, 2026 and December 31, 2025.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 13 – CERTAIN RISKS AND CONCENTRATIONS

(a) Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
Customer A	$501,431	68%	$618,510	64%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Customer A	$348,217	85%		$388,099	70%
Customer B	*	*	%	65,192	12%

*	Comprised less than 10% of accounts receivables for the respective period.

For the three months ended March 31, 2026 and 2025, the Company derived services revenues of $208,026 and $342,105, respectively, through the APP platform managed by Xian CNT, represented 28.2% and 35.6% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 5 to the condensed consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
Service vendor A	$-	-%	$40,032	23%

There was no service vendor that individually comprised 10% or more of accounts payable as of March 31, 2026 and December 31, 2025.

Concentration of Credit Risk

At March 31 2026, and December 31, 2025, the Company’s cash and cash equivalents included bank deposits in accounts maintained in US, China and Hong Kong. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2026 and December 31, 2025, $10,605,077 and $11,014,303 of the Company’s cash and cash equivalents, respectively were held at financial institutions and online payment platforms located in the United States, the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of March 31, 2026, the Company held cash of $58,599 deposited in financial institutions located in the United States, and each bank is insured by the government authority with the maximum limit of $250,000 for all accounts held with that bank. The Company held cash of $3,686,478 deposited in financial institutions located in Mainland China, and each bank is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $72,519) for all accounts held with that bank. The amount in excess of government insured in Mainland China is $3,537,524. The Company also held cash of $6,860,000 deposited in financial institutions located in Hong Kong, and each bank is insured by the government authority with the maximum limit of HKD 800,000 (equivalent to $102,030) for all accounts held with that bank. The amount in excess of government insured in Hong Kong is $6,655,940. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

On February 10, 2026, we, through our wholly-owned Hong Kong subsidiary, Entrepreneurship World Technology Holding Group Limited, acquired 100% of the equity interests in Heng Ying International Investment Limited, a company incorporated under laws of Hong Kong (“Heng Ying”) for an aggregate purchase price of approximately HK$350,000. Heng Ying holds a Hong Kong Money Lenders License, which permits the Company to engage in commercial lending activities, including the provision of secured and unsecured personal and business loans. The Company has submitted routine renewal application, which is currently pending review and renewal approval. The Company executed this acquisition to establish a foundation for its planned entry into the financial technology (fintech) sector. At present, Heng Ying has no active operations, holds no equity investments or subsidiaries, and has no material contingent liabilities, external guarantees, or pending litigation. Management is in the process of developing a comprehensive business plan and intends to commence operations following the anticipated renewal of the Heng Ying’s Money Lenders License, which is expected to be completed in June 2026.

On February 25, 2026, we effected a 1-for-10 reverse stock split (“Reverse Stock Split”). Except as otherwise specifically indicated, all prior periods information in this filing has been retroactively adjusted to give effect to the Reverse Stock Split.

Segment and Related Information

We operate as a single reportable segment, which includes provision of consultancy services in China.

Results of Operations and Financial Condition

Results of Operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	$	% of Revenues	$	% of Revenues

Revenue	$737,844	100%	$961,954	100%
Cost of revenue	(143,854)	(19)%	(172,271)	(18)%
Gross profit	593,990	81%	789,683	82%
Selling, general and administrative expenses	(590,298)	(80)%	(461,108)	(48)%
Total other income, net	216,991	29%	51,471	5%
Income before income tax	220,683	30%	380,046	40%
Income tax expense	(142,804)	(19)%	(196,561)	(20)%
Net income	$77,879	11%	$183,485	19%

Revenue and cost of revenue

During the three months ended March 31, 2026, we generated revenue of $737,844, which represents a decrease of $224,110 or 23.3% as compared to the same period in the prior year. The decrease was mainly attributed to a $135,032 drop in our consultancy services related to facilitating client product sales, as well as a $140,605 decline in consultancy services for a client engaged in the livestream performer training consultancy services. These decreases were partially offset by revenue generated from our new digital marketing services, which contributed $28,001 for the three months ended March 31, 2026.

Cost of revenue for the three months ended March 31, 2026 was $143,854, which represented a decrease of $28,417 or 16.5% as compared to the same period in the prior year. The decrease in cost of revenue is primarily due the completion of a consultation service with a service provider on March 31, 2025, which had not recurred.

Profit margin for the three months ended March 31, 2026 was 80.5%, which represents a decrease of 1.6% as compared with the same period in the prior year.

As a result of the above, the gross profit was $593,990 for the three months ended March 31, 2026, which represented a decrease of $195,693 or 24.8% as compared to the same period in the prior year.

Selling, general and administrative expenses

During the three months ended March 31, 2026, we incurred $590,298 in selling, general and administrative expenses, which represented an increase of $129,190 or 28.0% as compared to the same period in the prior year. The increase was primarily attributable to salary increase for management and increased amortization of operating leases associated with the company’s new lease agreement in Hong Kong.

Total other income, net

During the three months ended March 31, 2026, we recorded net other income of $216,991, which represented an increase of $165,520 or 321.6% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The increase is primarily attributed to unrealized exchange gain increase of $91,632 resulting from the appreciation of the RMB against the HKD and sundry income increase of $73,228 generated from trademark income and non-core facilitation services.

Income tax expense

During the three months ended March 31, 2026, we incurred income tax expense of $142,804, which represented a decrease of $53,757 or 27.3% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended March 31, 2026, our income tax expenses comprised of current tax expenses and deferred tax expense of $108,198 and $34,606, respectively, compared to current tax expenses and deferred tax benefit of $211,282 and $14,721 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $77,879 and $183,485 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$10,605,077	$11,014,303
Total current assets	11,152,654	11,709,859
Total assets	11,713,585	12,233,330
Total liabilities	1,189,852	1,792,734
Retained earnings	3,588,692	3,510,813
Total stockholders’ equity	10,523,733	10,440,596

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(320,552)	$424,451
Net cash used in investing activities	(92,605)	-
Effect of exchange rate changes on cash	3,931	77
Cash and cash equivalents at beginning of period	11,014,303	8,488,063
Cash and cash equivalents at end of period	$10,605,077	$8,912,591

Cash (used in) generated from operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $320,552, which represented a difference of $745,003 or 175.5% as compared to the same period in the prior year. The decrease of operating cash flows mainly resulted from a combination of below operating activities changes.

Net income was $77,879 for the three months ended March 31, 2026, as compared to $183,485 for the same period in the prior year. This was driven by a combined $275,637 drop in consultancy revenue from product sales and livestream training. Additionally, selling, general and administrative expenses rose by $129,190 due to management salary increase and new Hong Kong lease amortization. These losses were partially offset by $28,001 in revenue from new digital marketing, $91,632 increase of unrealized exchange gain resulting from the appreciation of the RMB against the HKD and $73,228 increase in sundry income generated from trademark income and non-core facilitation services.

Cash outflow arising from deferred tax adjustment was $176,203 for the three months ended March 31, 2026, as compared to cash outflow of $13,133 as compared to the same period in the prior year. This increase was primarily driven by a dividend declaration from our PRC subsidiary, which triggered the release of deferred tax liabilities recognized in previous periods.

Cash outflow of other receivables and prepayments was $1,521 for the three months ended March 31, 2026, as compared to cash inflow of $157,151 for the same period in the prior year. During the current period, prepayments were recognized systematically, resulting in a stabilized impact on cash flow. In contrast, the higher inflow in the prior year was driven by the recognition of substantial prepayments and the collection of outstanding receivables.

Net cash outflow of tax payables was $201,330 for the three months ended March 31, 2026, as compared to cash inflow of $102,818 for the same period in the prior year. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the year. For the three months ended March 31, 2026, the net cash outflow of $201,330 resulted from the income tax payment of $526,084 exceeding the combined effect of the $108,198 income tax provision and the $216,556 withholding tax payable arising from dividend distribution. For the same period in the prior year, the income tax provision was $211,282, less than the income tax paid of $108,464, resulting the net cash inflow of $102,818.

Cash used in investing activities

Cash used in investing activity for the three months ended March 31, 2026 was $92,605. The cash used in investing activities for the three months ended March 31, 2026 was due to purchase of property, plant and equipment of $43,304 and the cash outflow of $49,301 used in acquisition of a subsidiary. No cash flows of investing activities were recorded for the three months ended March 31, 2025.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of March 31, 2026:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	352,621	245,165	107,456	-	-
TOTAL	$352,621	245,165	107,456	-	-

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of March 31, 2026.

1.	We did not maintain appropriate cash controls – We had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had introduced certain cash management policies in PRC subsidiary.

2.	We did not implement appropriate information technology controls – We were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

5.	There is no segregation of duties – Our internal controls are compromised by the absence of a clear division of responsibilities, which increases the risk of errors and fraud.

6.	We do not have an audit committee – The lack of an independent audit committee limits oversight and accountability in our financial reporting processes.

7.	We do not have an independent board of directors – The absence of an independent board reduces the effectiveness of oversight and governance over our financial reporting.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2026. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Entrepreneur Universe Bright Group

Date: May 15, 2026	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)