Form 10-Q
period 2026-06-30
ENTREPRENEUR UNIVERSE BRIGHT GROUP
filed 2026-08-13
CIK 1171326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s common stock outstanding as of August 11, 2026 was 170,118,287.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

i

NOTE

Entrepreneur Universe Bright Group, a Nevada corporation (“EUBG” or the “Company”), is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiaries in Hong Kong and in the People’s Republic of China (“PRC” or “China”). Therefore our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Unless otherwise mentioned or unless the context requires otherwise, when used in this Form 10-Q (the “Form 10-Q”), the terms “we,” “us,” and “our” refer to EUBG and its consolidated subsidiaries, or any one or more of them as the context may require, “HK subsidiaries” refers to both Heng Ying Technology Holding Group Co., Limited f/k/a Entrepreneurship World Technology Holding Group Company Limited and HengYing International Investment Limited, our wholly-owned subsidiaries and Hong Kong limited companies, and “PRC subsidiary” refers to Xi’an Hengying Zhiyuan Information Technology Co., Ltd. f/k/a Xi’an Yunchuang Space Information Technology Co., Ltd., a wholly-foreign owned Chinese subsidiary of Heng Ying Technology Holding Group Co., Limited. EUBG is a holding company for its operating subsidiaries.

We currently do not, and we do not plan to use variable interest entities (“VIE”) to execute our business plan or to conduct our China-based operations. We do not have any contractual arrangements between the holding company, the HK subsidiaries, and the PRC subsidiary. EUBG is a Nevada holding company and does not have any substantive operations other than directly or indirectly holding the equity interest in our operating subsidiaries in Hong Kong and China. Therefore, our shareholders will not directly hold any equity interests in our Chinese operating subsidiaries. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our corporate structure, which would likely result in a material change in our operations and/or the value of the Company’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. See “Risk Factors — Risks associated with doing business in China” in our Annual Report (as defined below) for detailed discussions.

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

EUBG is permitted to transfer cash as a loan and/or capital contribution to the HK subsidiaries for its operations and the HK subsidiaries is permitted to transfer cash as a loan and/or capital contribution to our subsidiaries, including our PRC subsidiary, for capital investment and company operations. For instance, the PRC subsidiary will use the cash for its daily business operations. However, under existing PRC regulations, any loans made to our PRC subsidiary shall not exceed a statutory limit, and shall be filed with PRC State Administration of Foreign Exchange (“SAFE”) or its local bureau. Additionally, any capital contributions the HK subsidiaries make to the PRC subsidiary shall be filed with the local commerce department. The PRC subsidiary is the main operating company to earn revenue. The HK subsidiaries is also permitted under the laws of Hong Kong SAR to provide funding to EUBG through dividend distribution without restrictions on the amount of the funds. Current PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles, which differ from the generally accepted accounting principles in other jurisdictions. In addition, PRC laws also require a foreign-invested enterprise to set aside at least 10% of its after-tax profits, if any, to fund its statutory reserves, until the aggregate amount reaches 50% of its registered capital. In addition, a wholly foreign-owned enterprise may, at its discretion, allocate a portion of its after-tax profits based on PRC accounting principles to enterprise expansion funds, staff welfare, and bonus funds. Those reserve funds are not available for distribution as cash dividends. The PRC government’s control of foreign currency conversion may limit our foreign exchange transactions. Under existing PRC foreign exchange regulations, payments of current account items can be made in foreign currencies without prior approval from SAFE. However, approval from SAFE, or registration with SAFE or other appropriate departments is required where RMB shall be converted into foreign currency and be remitted out of the PRC. Failure to comply with the above regulations may result in liability under PRC laws for evasion of foreign exchange controls.

As of the date of this filing, our PRC subsidiary has declared and distributed $15.3 million dividend to its Hong Kong parent company. This amount is net of $1.7 million withholding tax charged at a rate of 10% of the declared and distributed dividend. Additionally, on March 30, 2026, our PRC subsidiary declared a dividend of $2.1 million to its Hong Kong holding company, which was subsequently cancelled prior to distribution due to internal funding management purpose. We cannot ensure that we will be able to comply with the above regulations in all respects in the future. If we fail to comply with the above regulations, our ability to transfer cash and distribute earnings may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business. Since EUBG, the Nevada holding company, is not the direct parent company of the PRC subsidiary, EUBG and the PRC subsidiary cannot make transfers to each other. On August 26, 2024, EUBG’s board of directors declared a special one-time cash dividend of $0.0013 per share of EUBG’s common stock, totaling approximately $2.2 million, paid on or about September 12, 2024 to shareholders of record as of August 30, 2024. Other than as previously described, no material cash transfer or transfer of other assets (including dividends and distribution) subject to aforementioned regulations have occurred among EUBG, our Nevada holding company, and either of its subsidiaries, our HK subsidiaries or our PRC subsidiary.

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

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,665,954	$11,014,303
Accounts receivable	246,134	557,796
Loan receivables and interest receivables	38,252	-
Other receivables and prepayments	272,302	137,760
Total current assets	11,222,642	11,709,859

NON-CURRENT ASSETS
Plant and equipment, net	174,470	140,049
Intangible assets	49,301	-
Operating lease right-of-use assets, net	281,467	383,422
Total non-current assets	505,238	523,471

TOTAL ASSETS	$11,727,880	$12,233,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$284,807	$465,536
Contract liabilities	136,833	103,953
Operating lease liabilities, current	224,498	231,360
Tax payables	101,154	522,521
Amount due to a director	3,493	3,520
Total current liabilities	750,785	1,326,890

NON-CURRENT LIABILITY
Deferred tax liabilities	368,659	303,038
Operating lease liabilities, non-current	61,151	162,806
Total non-current liabilities	429,810	465,844

TOTAL LIABILITIES	1,180,595	1,792,734

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 1,100,000 shares authorized, Nil (December 31, 2025: Nil) shares issued and outstanding as of June 30, 2026	-	-
Common stock, par value $0.0001 per share; 180,000,000 shares authorized, 170,118,287 (December 31, 2025: 170,118,287*) shares issued and outstanding as of June 30, 2026	17,012	17,012
Additional paid-in capital*	6,606,154	6,606,154
Statutory reserves	65,911	65,911
Retained earnings	3,554,197	3,510,813
Accumulated other comprehensive income	304,011	240,706
Total stockholders’ equity	10,547,285	10,440,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,727,880	$12,233,330

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$746,113	$1,143,106	$1,483,957	$2,105,060
Cost of revenue	(147,628)	(134,430)	(291,482)	(306,701)
Gross profit	598,485	1,008,676	1,192,475	1,798,359
Selling, general and administrative expenses	(572,639)	(461,990)	(1,162,937)	(923,098)
Profit from operations	25,846	546,686	29,538	875,261
Other income:
Interest income	2,572	5,168	7,611	9,547
Exchange gain	56,189	90,061	176,832	119,072
Sundry income	5,052	62,443	96,361	80,524
Total other income, net	63,813	157,672	280,804	209,143
Income before income tax	89,659	704,358	310,342	1,084,404
Income tax expense	(124,154)	(281,506)	(266,958)	(478,067)
Net (loss) income	(34,495)	422,852	43,384	606,337
Other comprehensive loss
Foreign currency translation adjustment	58,047	1,181	63,305	2,891
Total comprehensive income	$23,552	$424,033	$106,689	$609,228

Net (loss) income per share - Basic and diluted *	$(0.00)	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding
- Basic and Diluted *	170,118,287	170,118,287	170,118,287	170,118,287

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

Three and six months ended June 30, 2025

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares*	Amount*	Paid-In Capital*	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2025	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$1,605,668	$114,224	$8,408,969

Net income	-	-	-	-	-	-	183,485	-	183,485
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,710	1,710

Balance as of March 31, 2025	170,118,287	17,012	6,606,154	-	-	65,911	1,789,153	115,934	8,594,164

Net income	-	-	-	-	-	-	422,852	-	422,852
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,181	1,181

Balance as of June 30, 2025	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$2,212,005	$117,115	$9,018,197

Three and six months ended June 30, 2026

	Common Stock		Additional	Preferred stock				Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Statutory Reserves	Retained earnings	Comprehensive Income	Stockholders’ Equity
Balance as of January 1, 2026	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$3,510,813	$240,706	$10,440,596

Net income	-	-	-	-	-	-	77,879	-	77,879
Foreign currency translation adjustment	-	-	-	-	-	-	-	5,258	5,258

Balance as of March 31, 2026	170,118,287	17,012	6,606,154	-	-	65,911	3,588,692	245,964	10,523,733

Net loss	-	-	-	-	-	-	(34,495)	-	(34,495)
Foreign currency translation adjustment	-	-	-	-	-	-	-	58,047	58,047

Balance as of June 30, 2026	170,118,287	$17,012	$6,606,154	-	$-	$65,911	$3,554,197	304,011	10,547,285

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$43,384	$606,337
Adjustments to reconcile net income to cash (used in) generated from operating activities:
Depreciation	13,757	18,185
Amortization of operating lease right-of-use assets	101,686	22,153
Deferred tax	69,468	(153,949)
Changes in operating assets and liabilities:
Other receivables and prepayments	(132,840)	188,759
Accounts receivable	324,852	125,766
Other payables and accrued liabilities	(186,335)	(224,282)
Contract liabilities	29,471	-
Tax payables	(432,369)	104,197
Operating lease liabilities	(108,182)	(22,153)
Net cash (used in) generated from operating activities	(277,108)	665,013

Cash flows from investing activity
Purchase of property, plant and equipment	(43,688)	-
Payment for acquisition of a subsidiary	(49,301)	-
Provision of loans to third parties	(38,252)	-
Net cash used in investing activities	(131,241)	-

Effect of exchange rates on cash	60,000	(1,882)

Net (decrease) increase in cash and cash equivalents	(348,349)	663,131
Cash and cash equivalents at beginning of period	11,014,303	8,488,063
Cash and cash equivalents at end of period	$10,665,954	$9,151,194

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$642,544	$323,497
WIT paid	109,238	206,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTREPRENEUR UNIVERSE BRIGHT GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In U.S. dollars except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS

Entrepreneur Universe Bright Group (“EUBG” or the “Company”) was incorporated in the State of Nevada on April 21, 1999 under the name LE GOURMET CO, INC. and the Company changed its name to Entrepreneur Universe Bright Group, with an effective date of April 3, 2020.

On February 10, 2026, the Company acquired HengYing International Investment Limited (“HengYing”) as its wholly-owned subsidiary in Hong Kong for a consideration of HKD350,000 (equivalent to $44,777). Heng Ying holds a Hong Kong Money Lenders License, which permits the Company to engage in commercial lending activities, including the provision of secured and unsecured personal and business loans. Having successfully completed the routine license renewal in June 2026, the Company has progressively commenced its business operations. Moving forward, management is continuing to develop a comprehensive business plan to expand its business operations. The Company executed this acquisition to establish a foundation for its planned entry into the financial technology (“Fintech”) sector. In connection with the transaction, the Company incurred direct acquisition costs of HKD35,360 ($4,524). The transaction was accounted for as an asset acquisition, with the total purchase price of $49,301 allocated to the acquired assets based on their relative fair values. As HengYing held no tangible assets at the date of acquisition, the entire cost was allocated to its Money Lenders License and recognized as an intangible asset.

On February 25, 2026, the Company effected a 1-for-10 reverse stock split on its common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split and immediately following the effect of the Reverse Stock Split, the Company has been authorized to issue 180,000,000 shares of Common Stock, par value $0.0001, and there are 170,118,287 shares of Common Stock issued and outstanding. The Reverse Stock Split has no effect on the par value of the Preferred Stock and Common Stock. All information has been retroactively adjusted in this report to reflect the Reverse Stock Split for all periods presented.

The Company, through its wholly owned subsidiaries, mainly engages in provision of digital marketing consultation services in Hong Kong and China.

Company name		Place/date of incorporation	Principal activities
1.	Heng Ying Technology Holding Group Co., Limited (formerly known as “Entrepreneurship World Technology Holding Group Company Limited”)	Hong Kong/May 15, 2019	Plan to provide consulting and promotional services

2.	Xi’an Hengying Zhiyuan Information Technology Co., Ltd. (formerly known as “Xian Yunchuang Space Information Technology Co., Ltd.”)	The People’s Republic of China (“PRC”)/October 18, 2019	Digital marketing consultation services

3.	HengYing International Investment Limited	Hong Kong/March 29, 2019	Plan to conduct Fintech business

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The interim condensed consolidated financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, previously filed with the SEC on March 30, 2026.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2026, its interim condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2026 and 2025, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company recognized no impairment of ROU assets as of June 30, 2026 and December 31, 2025.

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

Accounts receivable and Allowance for Doubtful Accounts

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

Intangible assets

Money Lenders License is considered as indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but instead are tested for impairment annually, or more frequently if an event indicates that the asset might be impaired. No impairment charges were recorded for the three and six months ended June 30, 2026, as the asset was acquired on February 10, 2026, and its carrying value approximates fair value at the reporting date.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment has been recorded by the Company for the three and six months ended June 30, 2026 and 2025.

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

Revenue by major service line

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Product consultancy services	$203,404	$462,251	$411,817	$805,696
Livestream performer training consultancy services	98	211,401	11,212	363,120
Digital commerce empowerment services	499,012	469,454	989,328	936,244
Digital marketing services	43,599	-	71,600	-
	$746,113	$1,143,106	$1,483,957	$2,105,060

Revenue by recognition over time vs point in time

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue recognized at a point in time	$203,404	$462,251	$411,817	$805,696
Revenue recognized over time	542,709	680,855	1,072,140	1,299,364
	$746,113	$1,143,106	$1,483,957	$2,105,060

Revenue recorded on a gross vs net basis

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue recorded on a gross basis	$746,113	$1,143,106	$1,483,957	$2,105,060
Revenue recorded on a net basis	-	-	-	-
	$746,113	$1,143,106	$1,483,957	$2,105,060

Contract Liabilities

As of June 30, 2026, and December 31, 2025, the Company had contract liabilities of $136,833 and $103,953, respectively, recognized in current liabilities.

Cost of revenue

Cost of revenues consists primarily of employee compensation and service fees which are directly attributable to the revenues.

Employee benefits

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $27,292 and $21,250 for the three months ended June 30, 2026 and 2025, respectively; and $52,417 and $42,380 for the six months ended June 30, 2026 and 2025, respectively.

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

Six months ended June 30, 2026
Balance sheet, except for equity accounts	RMB 6.7940 to US$1.00
Income statement and cash flows	RMB 6.8657 to US$1.00

Six months ended June 30, 2025
Balance sheet, except for equity accounts	RMB 7.1725 to US$1.00
Income statement and cash flows	RMB 7.2550 to US$1.00

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of June 30, 2026 and December 31, 2025, the Company had not recorded any liability for uncertain tax positions.

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

	Three months ended June 30,			Six months ended June 30,
	2026	2025		2026	2025

Net (loss) income	$(34,495)	$422,852		$43,384	$606,337

Weighted average number of common stock outstanding
- basic and diluted	170,118,287	170,118,287		170,118,287	170,118,287

Net (loss) income per share
- basic and diluted	$(0.00)	$0.00	*	$0.00	$0.00	*

*	Retrospectively restated for the effect of reverse stock split (see Note 1).

For the three and six months ended June 30, 2026 and 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 – PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Motor vehicle	$543,306	$484,713
Office equipment	7,992	7,761
	551,298	492,474
Less: Accumulated depreciation	(376,828)	(352,425)
Plant and equipment, net	$174,470	$140,049

Depreciation expenses, classified as operating expenses, were $7,967 and $8,442 for the three months ended June 30, 2026 and 2025, respectively; and $13,757 and $18,185 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Indefinite-lived intangible assets
Money Lenders License	$49,301	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties with which the Company had transactions for the three and six months ended June 30, 2026 and 2025:

(a)	Zhongchuang Boli Technology Co., Ltd. (“Zhongchuang Boli”) – a company incorporated in the Gansu, PRC. Zhongchuang Boli is wholly owned by a relative of the Company’s CEO, Mr. Guolin Tao.

Related party transaction

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sundry income
Zhongchuang Boli	$2,079	$1,956	$4,122	$3,901

Sundry income was charged at fees agreed by both parties in accordance with a trademark licensing agreement.

Related party balances

	June 30, 2026	December 31, 2025
Amount due to a director
- Mr. Guolin Tao	$3,493	$3,520

The amount due to director as of June 30, 2026 and December 31, 2025 are unsecured, non-interest bearing and repayable on demand.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Account receivables	$246,134	$557,796
Less: Allowance for doubtful accounts	-	-
	$246,134	$557,796

Bad debts expense, classified as operating expenses, were $2,917 and $188 for the three months ended June 30, 2026 and 2025, respectively; and $3,137 and $193 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 – LOAN RECEIVABLES AND INTEREST RECEIVABLES

Loan receivables and interest receivables as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Loan receivables and interest receivables	$246,134	$-
Less: Allowance for doubtful accounts	-	-
	$246,134	$-

The loans are unsecured, interest bearing at 15% per annum, and mature within one to two months from the respective drawdown dates. As of June 30, 2026, all the loans are due from third parties. Management monitors the credit quality of the borrowers on an ongoing basis and has determined that no allowance for credit losses is required as of June 30, 2026.

NOTE 8 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Deposits and other receivables	$179,760	$74,901
Prepayments	92,542	62,859
	$272,302	$137,760

NOTE 9 – OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities and consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Other payables	$52,548	$59,406
Salary payable	139,558	110,263
Accrued audit fees	51,500	145,000
Value-added tax and other taxes payables	34,391	98,867
Other accrued expenses	6,810	52,000
	$284,807	$465,536

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

In addition, as a result of the relevant PRC laws and regulations which impose restriction on distribution or transfer of assets out of the PRC statutory reserve, $65,911 representing the PRC statutory reserve of the subsidiary as of June 30, 2026 and December 31, 2025, are also considered under restriction for distribution.

No additional statutory reserves is recorded in June 30, 2026 because the aggregate amount of profits allocated to the reserves has reached 50% of registered capital of the PRC subsidiary.

NOTE 11 – INCOME TAXES

Income is subject to tax in the various countries in which the Company operates.

The Company mainly conducts its operating business through its subsidiaries in China, including Hong Kong.

The subsidiary incorporated in Hong Kong is subject to Hong Kong taxation on income derived from their activities conducted in Hong Kong. Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three and six months ended June 30, 2026 and 2025.

The subsidiary incorporated in mainland China is governed by the Income Tax Law of the PRC concerning foreign invested enterprises and foreign enterprises and various local income tax laws (the Income Tax Laws), and are subject to 25% tax rate throughout the periods presented.

Under the PRC EIT law, withholding income tax, normally at a rate of 10%, is imposed on dividend paid by PRC entities out of its profits earned since January 1, 2008 to its overseas investors (including Hong Kong investors). Deferred taxation on the undistributed profits of the PRC subsidiary has been provided in the condensed consolidated financial statements to the extent that in the opinion of the Board of Directors such profits will be distributed in the foreseeable future. Total undistributed profits of the Company’s PRC subsidiary at June 30, 2026 and December 31, 2025 were $4,099,872 and $3,385,777, respectively. At June 30, 2026 and December 31, 2025, the Company had deferred tax liabilities balances of $409,987 and $338,578, respectively, in respect of the undistributed profits.

For financial reporting purposes, income before income taxes includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Domestic	$(126,097)	$(149,436)	$(275,960)	$(305,592)
Foreign
Hong Kong	(157,081)	(748)	(225,981)	(68,356)
China	372,837	854,542	812,283	1,458,352
	$89,659	$704,358	$310,342	$1,084,404

Income tax expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Current tax:
China	$101,977	$216,412	$210,175	$427,694

Deferred tax
Hong Kong	28,205	65,886	61,463	111,220
China	(6,028)	(792)	(4,680)	(60,847)
Total	$124,154	$281,506	$266,958	$478,067

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%

U.S. federal tax at statutory rate	$18,828	21.0%	$147,915	21.0%	$65,172	21.0%	$227,725	21.0%
Effect on GILTI tax	26,481	29.5%	31,383	4.5%	57,952	18.7%	64,175	5.9%
Foreign tax effects:
China
Rate differential in different tax jurisdictions	14,913	16.6%	34,181	4.9%	32,491	10.5%	58,333	5.4%
Other	2,740	3.1%	1,984	0.3%	2,424	0.8%	2,259	0.2%
Hong Kong
Deferred tax provided on dividends withholding tax of PRC subsidiary	28,205	31.5%	65,886	9.4%	61,463	19.8%	111,220	10.3%
Rate differential in different tax jurisdictions	7,069	7.9%	34	0.0%	10,169	3.3%	3,076	0.3%
Other	25,918	28.9%	123	0.0%	37,287	12.0%	11,279	1.0%
Total income tax expense	$124,154	138.5%	$281,506	40.0%	$266,958	86.0%	$478,067	44.1%

The components of income tax paid are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Federal	$-	$-	$-	$-
Foreign:
China	116,460	215,033	642,544	323,497
Hong Kong	-	-	-	-
Total	$116,460	$215,033	$642,544	$323,497

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025 are presented below:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Deductible temporarily difference arising from other payable	$12,728	$12,359
Deductible temporarily difference arising from contract liabilities	34,209	25,988
Net operating loss carrying forward	75,937	76,517
Less: Net off with deferred tax liabilities for financial reporting purposes	(46,937)	(38,347)
Less: Valuation allowance on deferred tax assets	(75,937)	(76,517)
Net total deferred tax assets	$-	$-

Deferred tax liabilities:
Book depreciation exceeding tax depreciation	$2,891	$2,807
Undistributed profits of a PRC subsidiary	409,987	338,578
Taxable temporarily difference arising from account receivables and other receivables	2,718	-
Less: Net off with deferred tax assets for financial reporting purposes	(46,937)	(38,347)
Net total deferred tax liabilities	$368,659	$303,038

NOTE 12 – LEASE

On October 10, 2025, the Company entered into a lease agreement for office space in Hong Kong with a non-cancellable lease term, commencing on November 3, 2025 and expiring on November 2, 2027. The monthly rental payment and related fees are approximately $14,675 (HKD114,822) per month. On June 12, 2024, the Company renewed a lease agreement in PRC with a non-cancellable lease term, commencing on July 16, 2024 and expiring on July 15, 2027. The monthly rental payment is approximately $4,198 (RMB28,821) per month.

Operating lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Operating lease cost – straight line	$55,108	$11,918	$110,112	$23,835
Total lease expense	$55,108	$11,918	$110,112	$23,835

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2026:

Operating leases

Remainder of 2026	$129,388
2027	165,762
2028	-
Thereafter	-
Total undiscounted cash flows	295,150
Less: imputed interest	(9,501)
Present value of lease liabilities	$285,649

Lease term and discount rate

June 30, 2025
Weighted-average remaining lease term - year	1.28
Weighted-average discount rate (%)	4.93%

Supplemental cash flow information related to lease where the Company was the lessee for the three and six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
	2026	2025
Operating cash outflows from operating lease	$116,609	$23,835

NOTE 13 – CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There was no contingency of this type as of June 30, 2026 and December 31, 2025.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There was no contingency of this type as of June 30, 2026 and December 31, 2025.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

(a) Concentrations

The Company had net revenue from the following customers that individually comprised 10% or more of net revenue for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
Customer A	$499,109	67%	$680,854	60%

	Six months ended June 30,
	2026		2025
Customer A	$1,000,540	67%	$1,299,364	62%

The Company had accounts receivable from the following customers that individually comprised 10% or more of net accounts receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Customer A	$176,753	72%		$388,099	70%
Customer B	*	*	%	65,192	12%

*	Comprised less than 10% of accounts receivables for the respective period.

For the three and six months ended June 30, 2026 and 2025, the Company derived services revenues of $203,332 and $460,869 for the three months ended June 30, 2026 and 2025, respectively; and $411,358 and $802,974 for the six months ended June 30, 2026 and 2025, respectively, through the APP platform managed by Xian CNT, represented 27%, 40%, 28% and 38% of our total revenue. Xi’an CNT is substantially controlled by Zhongchuang Boli (as described in Note 5 to the condensed consolidated financial statements).

The Company had cost of revenue from the following service vendor that individually comprised 10% or more of cost of revenue for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026				2025
Service vendor A	$	*	*	%	$40,146	13%

*	Comprised less than 10% of cost of revenue for the respective period.

There was no service vendor that individually comprised 10% or more of cost of revenue for the three months ended June 30, 2026 and 2025.

There was no service vendor that individually comprised 10% or more of accounts payable as of June 30, 2026 and December 31, 2025.

Concentration of Credit Risk

At June 30 2026, and December 31, 2025, the Company’s cash and cash equivalents included bank deposits in accounts maintained in US, China and Hong Kong. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2026 and December 31, 2025, $10,665,954 and $11,014,303 of the Company’s cash and cash equivalents, respectively were held at financial institutions located in the United States, the PRC and Hong Kong that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date.

As of June 30, 2026, the Company held cash of $15,792 deposited in financial institutions located in the United States, and each bank is insured by the government authority with the maximum limit of $250,000 for all accounts held with that bank. The Company held cash of $4,095,702 deposited in financial institutions located in Mainland China, and each bank is insured by the government authority with the maximum limit of RMB500,000 (equivalent to $73,595) for all accounts held with that bank. The amount in excess of government insured in Mainland China is $3,868,869. The Company also held cash of $6,554,460 deposited in financial institutions located in Hong Kong, and each bank is insured by the government authority with the maximum limit of HKD 800,000 (equivalent to $102,005) for all accounts held with that bank. The amount in excess of government insured in Hong Kong is $6,270,590. To limit exposure to credit risk relating to deposits held in bank accounts in Mainland China and Hong Kong excess the government insured limits, the Company primarily place cash and cash equivalent deposits with large financial institutions, which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

NOTE 15 – SUBSEQUENT EVENTS

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

EUBG is not a Chinese operating company but a Nevada holding company. As a holding company with no material operations of our own, EUBG conducts all of its operations through its subsidiary in China. Our current principal business activities are providing consulting services and marketing services in China through our PRC subsidiary with support from our HK subsidiaries. Our PRC subsidiary provides services aimed at connecting businesses with e-commerce platforms.

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

On February 10, 2026, we, through our wholly-owned Hong Kong subsidiary, Entrepreneurship World Technology Holding Group Company Limited, acquired 100% of the equity interests in Heng Ying International Investment Limited, a company incorporated under laws of Hong Kong (“Heng Ying”) for an aggregate purchase price of approximately HK$350,000. Heng Ying holds a Hong Kong Money Lenders License, which permits the Company to engage in commercial lending activities, including the provision of secured and unsecured personal and business loans. The Company executed this acquisition to establish a foundation for its planned entry into the financial technology (fintech) sector. Having successfully completed the routine license renewal in June 2026, the Company has progressively commenced its business operations. Moving forward, management is continuing to develop a comprehensive business plan to expand its business operations.

On February 25, 2026, we effected a 1-for-10 reverse stock split (“Reverse Stock Split”). Except as otherwise specifically indicated, all prior periods information in this filing has been retroactively adjusted to give effect to the Reverse Stock Split.

During the six months ended June 30, 2026, we launched a new digital marketing service to prepare and publish digital marketing materials on behalf of our clients across various digital platforms. We primarily partner with small-to-medium enterprises looking to scale their online presence, providing them with end-to-end support, from initial content creation to final publication.

Segment and Related Information

We operate as a single reportable segment, which includes provision of consultancy services in China.

Results of Operations and Financial Condition

Results of Operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025

The following table represents our unaudited condensed consolidated statement of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025
	$	% of Revenues	$	% of Revenues

Revenue	$746,113	100%	$1,143,106	100%
Cost of revenue	(147,628)	(20)%	(134,430)	(12)%
Gross profit	598,485	80%	1,008,676	88%
Selling, general and administrative expenses	(572,639)	(77)%	(461,990)	(40)%
Total other income, net	63,813	9%	157,672	14%
Income before income tax	89,659	12%	704,358	62%
Income tax expense	(124,154)	(17)%	(281,506)	(25)%
Net (loss) income	$(34,495)	(5)%	$422,852	37%

Revenue and cost of revenue

During the three months ended June 30, 2026, we generated revenue of $746,113, which represents a decrease of $396,993 or 34.7% as compared to the same period in the prior year. The decrease was mainly attributed to a $258,847 drop in our consultancy services related to facilitating client product sales, as well as a $211,303 decline in consultancy services for a client engaged in the livestream performer training consultancy services, mainly due to contracting demand and strategic adjustments. These decreases were partially offset by revenue generated from our new digital marketing services, which contributed $43,599 for the three months ended June 30, 2026.

Cost of revenue for the three months ended June 30, 2026 was $147,628, which represented an increase of $13,198 or 9.8% as compared to the same period in the prior year. The increase in cost of revenue is primarily due to the increase in payroll for the direct staff.

Profit margin for the three months ended June 30, 2026 was 80.2%, which represents a decrease of 8.0% as compared with the same period in the prior year.

As a result of the above, the gross profit was $598,485 for the three months ended June 30, 2026, which represented a decrease of $410,191 or 40.7% as compared to the same period in the prior year.

Selling, general and administrative expenses

During the three months ended June 30, 2026, we incurred $572,639 in selling, general and administrative expenses, which represented an increase of $110,649 or 24.0% as compared to the same period in the prior year. The increase was primarily attributable to salary increase for management and increased amortization of operating leases associated with the company’s new lease agreement in Hong Kong.

Total other income, net

During the three months ended June 30, 2026, we recorded net other income of $63,813, which represented a decrease of $93,859 or 59.5% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The decrease is primarily attributed to unrealized exchange gain decrease of $33,872 driven by a smaller appreciation of the RMB against the HKD during the three months ended June 30, 2026 and sundry income decrease of $57,391 resulted from lower trademark income.

Income tax expense

During the three months ended June 30, 2026, we incurred income tax expense of $124,154, which represented a decrease of $157,352 or 55.9% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the three months ended June 30, 2026, our income tax expenses comprised of current tax expenses and deferred tax expense of $101,977 and $22,177, respectively, compared to current tax expenses and deferred tax expense of $216,412 and $65,094 for the same period in the prior year.

Net (loss) income

As a result of the above, we resulted a net loss of $34,495 for the three months ended June 30, 2026 and generated a net income of $422,852 for the three months ended June 30, 2025.

Results of Operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025

The following table represents our unaudited condensed consolidated statement of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026		2025
	$	% of Revenues	$	% of Revenues

Revenue	$1,483,957	100%	$2,105,060	100%
Cost of revenue	(291,482)	(20)%	(306,701)	(15)%
Gross profit	1,192,475	80%	1,798,359	85%
Selling, general and administrative expenses	(1,162,937)	(78)%	(923,098)	(44)%
Total other income, net	280,804	19%	209,143	10%
Income before income tax	310,342	21%	1,084,404	52%
Income tax expense	(266,958)	(18)%	(478,067)	(23)%
Net income	$43,384	3%	$606,337	29%

Revenue and cost of revenue

During the six months ended June 30, 2026, we generated revenue of $1,483,957, which represents a decrease of $621,103 or 29.5% as compared to the same period in the prior year. The decrease was mainly attributed to a $393,879 drop in our consultancy services related to facilitating client product sales, as well as a $351,908 decline in consultancy services for a client engaged in the livestream performer training consultancy services, mainly due to contracting demand and strategic adjustments. These decreases were partially offset by revenue generated from our new digital marketing services, which contributed $71,600 for the six months ended June 30, 2026.

Cost of revenue for the six months ended June 30, 2026 was $291,482, which represented a slightly decrease of $15,219 or 5.0% as compared to the same period in the prior year. The decrease in cost of revenue is primarily due the completion of a consultation service with a service provider on June 30, 2025, which had not recurred, and partly compensated by the increase in payroll for the direct staff.

Profit margin for the six months ended June 30, 2026 was 80.4%, which represents a decrease of 5.1% as compared with the same period in the prior year.

As a result of the above, the gross profit was $1,192,475 for the six months ended June 30, 2026, which represented a decrease of $605,884 or 33.7% as compared to the same period in the prior year.

Selling, general and administrative expenses

During the six months ended June 30, 2026, we incurred $1,162,937 in selling, general and administrative expenses, which represented an increase of $239,839 or 26.0% as compared to the same period in the prior year. The increase was primarily attributable to salary increase for management and increased amortization of operating leases associated with the company’s new lease agreement in Hong Kong.

Total other income, net

During the six months ended June 30, 2026, we recorded net other income of $280,804, which represented an increase of $71,661 or 34.3% as compared to the same period in the prior year. Our net other income mainly consisted of bank interest income, exchange rate differences and sundry income. The increase is primarily attributed to unrealized exchange gain increase of $57,760 resulting from the appreciation of the RMB against the HKD and sundry income increase of $15,837 generated from trademark income and non-core facilitation services.

Income tax expense

During the six months ended June 30, 2026, we incurred income tax expense of $266,958, which represented a decrease of $211,109 or 44.2% as compared to the same period in the prior year. The income tax expenses consisted of the Enterprise Income Tax charged in China and the withholding tax incurred in Hong Kong.

For the six months ended June 30, 2026, our income tax expenses comprised of current tax expenses and deferred tax expense of $210,175 and $56,783, respectively, compared to current tax expenses and deferred tax expense of $427,694 and $50,373 for the same period in the prior year.

Net income

As a result of the above, we generated a net income of $43,384 and $606,337 for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$10,665,954	$11,014,303
Total current assets	11,222,642	11,709,859
Total assets	11,727,880	12,233,330
Total liabilities	1,180,595	1,792,734
Retained earnings	3,554,197	3,510,813
Total stockholders’ equity	10,547,285	10,440,596

Cash flow

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(277,108)	$665,013
Net cash used in investing activities	(131,241)	-
Effect of exchange rate changes on cash	60,000	(1,882)
Cash and cash equivalents at beginning of period	11,014,303	8,488,063
Cash and cash equivalents at end of period	$10,665,954	$9,151,194

Cash (used in) generated from operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $277,108, which represented a difference of $942,121 or 141.7% as compared to the same period in the prior year. The decrease of operating cash flows mainly resulted from a combination of below operating activities changes.

Net income was $43,384 for the six months ended June 30, 2026, as compared to $606,337 for the same period in the prior year. This was driven by a combined $745,787 drop in consultancy revenue from product sales and livestream training, mainly due to contracting demand and strategic adjustments. Additionally, selling, general and administrative expenses rose by $239,839 due to management salary increase and new Hong Kong lease amortization. These losses were partially offset by $71,600 in revenue from new digital marketing, $57,760 increase of unrealized exchange gain resulting from the appreciation of the RMB against the HKD and $15,837 increase in sundry income generated from trademark income and non-core facilitation services.

Cash inflow arising from deferred tax adjustment was $69,468 for the six months ended June 30, 2026, as compared to cash outflow of $153,949 as compared to the same period in the prior year. This difference was primarily due to no dividend being declared by our PRC subsidiary during the six months ended June 30, 2026, whereas a dividend was declared from our PRC subsidiary during the six months ended June 30, 2025, triggered the release of deferred tax liabilities in prior period.

Cash outflow of other receivables and prepayments was $132,840 for the six months ended June 30, 2026, as compared to cash inflow of $188,759 for the same period in the prior year. During the current period, the PRC subsidiary prepaid a withholding tax of $109,238 for a planned dividend distribution to its immediate holding company, which was subsequently cancelled due to internal funding management purpose, resulting in a significant cash outflow. In contrast, the higher inflow in the prior year was driven by the recognition of substantial prepayments and the collection of outstanding receivables.

Net cash outflow of tax payables was $432,369 for the six months ended June 30, 2026, as compared to cash inflow of $104,197 for the same period in the prior year. Our tax payables consist of the Enterprise Income Tax charged in China, which is accrued on a quarterly basis and settled in the subsequent quarter. The changes in cash flow from tax payables were primarily influenced by the income tax provision and income tax paid during the year. For the six months ended June 30, 2026, the net cash outflow of $432,369 resulted from the income tax payment of $642,544 exceeding the income tax provision of $210,175. For the same period in the prior year, the income tax provision was $427,694, less than the income tax paid of $323,497, resulting the net cash inflow of $104,197.

Cash used in investing activities

Cash used in investing activity for the six months ended June 30, 2026 was $131,241. The cash used in investing activities for the six months ended June 30, 2026 was due to purchase of property, plant and equipment of $43,688; the cash outflow of $49,301 used in acquisition of a subsidiary and the cash outflow of $38,252 used in the provision of loans to third parties. No cash flows of investing activities were recorded for the six months ended June 30, 2025.

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

Contractual Obligations

We had the following contractual obligations and commercial commitments as of June 30, 2026:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease	$295,150	$233,325	$61,825	$-	$-
TOTAL	$295,150	$233,325	$61,825	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below as of June 30, 2026.

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

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2026. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Entrepreneur Universe Bright Group

Date: August 13, 2026	By:	/s/ Guolin Tao
Guolin Tao
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)